Form 10-Q
period 1998-03-31
SYMPHONIX DEVICES INC
filed 1998-05-15
CIK 930481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                      OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______.


                        COMMISSION FILE NO. 000-23767

                            SYMPHONIX DEVICES, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                           77-0376250
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                               2331 Zanker Road
                       SAN JOSE,  CALIFORNIA 95131-1107
         (Address of principal executive offices, including zip code)

                                (408) 232-0710
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
                 requirements for the past 90 days. Yes  X   No
                                      ----    ----

  As of May 1, 1998, 12,111,969 shares of the Registrant's Common Stock were outstanding.

                            SYMPHONIX DEVICES, INC.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        Number
                                                                                                        ------
PART I.      FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 1998 and
             December 31, 1997.........................................................................    3

             Condensed Consolidated Statements of Operations for the three months
             ended March 31, 1998 and 1997.............................................................    4

             Condensed Consolidated Statements of  Comprehensive Loss for the three
             months ended March 31, 1998 and 1997......................................................    5

             Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997.............................................................    6

             Notes to Condensed Consolidated Financial Statements......................................    7

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................................    9

PART II.     OTHER INFORMATION.........................................................................   21

Item 2       Changes in Securities and Use of Proceeds.................................................   21

Item 4       Submission of Matters to a Vote of Security Holders.......................................   22

Item 6       Exhibits..................................................................................   23

SIGNATURES.............................................................................................   24


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                   SYMPHONIX DEVICES INC.  AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)


                                                                                  March 31,                   December 31,
                                                                                     1998                         1997
                                                                                  ---------                   ------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                                      $ 18,141,343              $  4,908,097
     Short-term investments                                                           18,316,988                 6,548,952
     Inventories                                                                         100,479                         -
     Prepaid expenses and other current assets                                           291,843                   451,109
                                                                                    ------------              ------------
          Total current assets                                                        36,850,653                11,908,158

Property and equipment, net                                                            1,950,347                 1,156,773
Other assets                                                                              75,872                    76,155
                                                                                    ------------              ------------

          Total assets                                                              $ 38,876,872              $ 13,141,086
                                                                                    ============              ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $    842,140              $    366,390
     Accrued compensation                                                                398,223                   887,976
     Other accrued liabilities                                                           735,457                   776,517
     Current portion of  capital lease obligations                                       317,321                   322,562
                                                                                    ------------              ------------
          Total current liabilities                                                    2,293,141                 2,353,445

Capital lease obligations, less current portion                                          251,917                   325,056
Bank borrowings                                                                        2,000,000                 2,000,000
                                                                                    ------------              ------------
         Total liabilities                                                             4,545,058                 4,678,501
                                                                                    ------------              ------------

Stockholders' equity:
     Convertible preferred stock                                                               -                     9,195
     Common stock                                                                         12,118                     2,785
     Notes receivable from stockholders                                                 (499,199)                 (499,199)
     Deferred compensation                                                            (1,934,165)               (2,073,131)
     Additional paid-in capital                                                       57,930,474                29,526,180
     Accumulated other comprehensive income                                               15,843                       398
     Deficit accumulated during the development stage                                (21,193,257)              (18,503,643)
                                                                                    ------------              ------------
          Total stockholders' equity                                                  34,331,814                 8,462,585
                                                                                    ------------              ------------
          Total liabilities and stockholders' equity                                $ 38,876,872              $ 13,141,086
                                                                                    ============              ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    SYMPHONIX DEVICES INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                                                              Cumulative period
                                                                                              from May 17, 1994 (date of
                                                             Three months ended March 31,     inception) to March 31,
                                                            ------------------------------
                                                                 1998            1997                    1998
                                                            --------------  --------------    --------------------------
Costs and expenses:
     Research and development                                 $ 1,797,362     $ 1,558,600            $ 17,610,987
     Selling, general and administrative                        1,115,241         386,565               4,992,413
                                                              -----------     -----------            ------------

          Operating loss                                       (2,912,603)     (1,945,165)            (22,603,400)

Interest income                                                   254,150         115,270               1,694,570
Interest expense                                                  (31,161)        (27,560)               (284,427)

Net loss                                                      $(2,689,614)    $(1,857,455)           $(21,193,257)
                                                              ===========     ===========            ============

Basic and diluted net loss per common share                   $     (0.36)    $     (0.78)           $      (8.36)
                                                              ===========     ===========            ============
Shares used in computing basic and diluted
net loss per common share                                       7,451,343       2,377,994               2,535,444
                                                              ===========     ===========            ============



  The accompanying notes are an integral part of these condensed consolidated financial statements

                    SYMPHONIX DEVICES INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (unaudited)



                                                                             Three months ended March 31,
                                                                          ------------------------------------
                                                                              1998                     1997
                                                                          -----------             ------------

Net loss                                                                  $(2,689,614)            $(1,857,455)

Unrealized gains on short-term investments                                     25,767                       -

Translation adjustments                                                       (10,322)                      -
                                                                          -----------             -----------

Comprehensive loss                                                        $(2,674,169)            $(1,857,455)
                                                                          ===========             ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements

                    SYMPHONIX DEVICES INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)




                                                                                                             Cumulative period from

                                                                             Three months ended March 31,    May 17, 1994 (date of

                                                                            ------------------------------  inception) to March 31,

                                                                                 1998            1997                 1998
                                                                            ---------------  -------------  ------------------------

Cash flows from operating activities:
     Net loss                                                                 $ (2,689,614)   $(1,857,455)       $(21,193,257)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Amortization of deferred compensation                                    138,966              -             330,122
          Depreciation and amortization                                            110,764        114,786           1,245,931
          Preferred and common stock issued for services                                 -              -              92,600
          Changes in operating assets and liabilities:
                Inventories                                                       (100,479)             -            (100,479)
                Prepaid expenses and other current assets                          159,266         15,363            (291,843)
                Accounts payable                                                   475,750        227,650             842,140
                Accrued compensation                                              (489,753)      (372,558)            398,223
                Other accrued liabilities                                          (41,060)        97,413             735,457
                                                                              ------------    -----------        ------------
         Net cash used in operating activities                                  (2,436,160)    (1,774,801)        (17,941,106)
                                                                              ------------    -----------        ------------

Cash flows from investing activities
     Purchases of short-term investments                                       (14,119,696)    (2,993,725)        (65,239,358)
     Sales of short-term investments                                             2,377,427      3,040,289          46,946,919
     Purchases of property and equipment                                          (904,338)       (33,738)         (3,196,278)
     Change in other assets                                                            283              -             (75,872)
                                                                              ------------    -----------        ------------
                      Net cash provided by (used in) investing activities      (12,646,324)        12,826         (21,564,589)
                                                                              ------------    -----------        ------------

Cash flows from financing activities
     Proceeds from capital leases                                                        -         63,021           1,269,181
     Payments on capital lease obligations                                         (78,380)       (69,433)           (699,943)
     Proceeds from bank borrowings                                               2,000,000              -           4,000,000
     Payments on bank borrowings                                                (2,000,000)             -          (2,000,000)
     Payments received on notes receivable from stockholders                             -              -              14,800
     Proceeds from issuance of preferred stock, net                                      -              -          26,551,543
     Proceeds from issuance of common stock, net                                28,404,432          8,266          28,520,163
                                                                              ------------    -----------        ------------
                      Net cash provided by financing activities                 28,326,052          1,854          57,655,744
                                                                              ------------    -----------        ------------

Net increase (decrease) in cash and cash equivalents                            13,243,568     (1,760,121)         18,150,049
Effect of exchange rates on cash and cash equivalents                              (10,322)             -              (8,706)
Cash and cash equivalents, beginning of period                                   4,908,097      6,539,156                   -
                                                                              ------------    -----------        ------------
Cash and cash equivalents, end of period                                      $ 18,141,343    $ 4,779,035        $ 18,141,343
                                                                              ============    ===========        ============



  The accompanying notes are an integral part of these condensed consolidated financial statements

                   SYMPHONIX DEVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 of Symphonix Devices, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998, or any future interim period.

These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's February 1998 initial public offering prospectus.

2.  Computation of Basic and Diluted Net Loss per Common Share:

The Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and accordingly all prior periods have been restated. Basic and diluted net loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants, and preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. The Company has determined that no incremental shares should be included in the computation of earnings per share in accordance with SAB No. 98.

Stock options and warrants to purchase approximately 601,000 shares of common stock at prices ranging from $0.14 to $8.81 per share were outstanding at March 31, 1998, but were not included in the computation of diluted net loss per share because they were antidilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.

3.  Recent Accounting Pronouncements:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130, which is effective for interim periods beginning after December 15, 1997, has been adopted by the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company for the year ending December 31, 1998. The Company operates in one business segment; namely, the design, manufacture, and sale of implantable and semi-implantable hearing management devices.

4.  Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating lower of cost or market.

   Inventories Comprise:

                                         March 31, 1998    December 31, 1997
                                         --------------    -----------------
                                          (Unaudited)

Raw materials and work in progress         $100,479             $     --
Finished goods                                   --                   --
                                           --------             --------
                                           $100,479             $     --
                                           ========             ========

5.  Initial Public Offering:

On February 17, 1998, the Company completed the sale of 2,300,000 shares of its Common Stock at a price of $12 per share in a firm commitment underwritten public offering. On February 27, 1998 the Company completed the sale of an additional 345,000 shares at a price of $12 per share pursuant to an exercise of an over-allotment option by the underwriters. Aggregate proceeds of these sales of Common Stock, net of issuance costs were $28.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the attached condensed consolidated financial statements and footnotes thereto, and with the Company's audited financial statements for the year ended December 31, 1997 and the footnotes thereto included in the Company's February 1998 initial public offering prospectus.

       The information set forth below contains forward-looking statements (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results."

OVERVIEW

       Since its inception in May 1994, Symphonix has been a development stage company. The Company is developing a family of proprietary semi-implantable and implantable soundbridges for the management of moderate to severe hearing impairment. The Company's family of Vibrant soundbridges is based on its patented core floating mass transducer technology. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P soundbridges, permitting the initiation of commercial sales in the European Union. Selling activities have commenced in Europe. However, through March 31, 1998 the Company has not generated any revenue from sales of products and had an accumulated deficit of $21.2 million. To date, the Company's principal sources of funding have been its initial public offering, private equity financings, equipment leases and bank borrowings.

       In September 1996 the Company initiated clinical trials of the Vibrant soundbridge in the United States and Europe. The Company will be required to conduct further research, development, testing and regulatory activities. The costs of these activities, together with the costs of establishing commercial-scale manufacturing and sales and marketing capabilities, and general and administrative expenses, are expected to result in substantial losses through at least 1999.*

RESULTS OF OPERATIONS

       Research and Development Expenses. Research and development expenses were $1.8 million and $1.6 million in the quarters ended March 31, 1998 and March 31, 1997, respectively. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, preparation and filing of patent applications and the start-up of manufacturing. Expenses increased from 1997 to 1998, due to increased facility costs arising from the commencement in January 1998 of a lease for a new facility, and to increases in the level of staffing and increased spending on supplies, professional service and equipment as the Company increased its product development efforts, expanded its clinical trial activities, and expanded its manufacturing capability. The Company expects its research and development expenses to increase over the remaining quarters of 1998.*

       Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million and $0.4 million in the quarters ended March 31, 1998 and March 31, 1997, respectively. Selling, general and administrative expenses consist primarily of personnel, promotional, legal and consulting costs. Expenses increased from 1997 to 1998, due to the establishment of a European sales and marketing organization, amortization of deferred compensation and increases in the Company's administrative costs associated with the increased scope of the Company's operations and to becoming a public company. In late 1997 and early 1998, the Company established a European sales and marketing organization and as of March 31, 1998, had three marketing management and support personnel located in its European headquarters in Switzerland and three sales managers performing direct sales activities in Germany, France, the U.K., Switzerland and Austria. Costs associated with these activities impacted the quarter ended March 31, 1998 and are expected to increase over the remaining quarters of 1998.*

       Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's Common Stock on the grant dates. Deferred compensation expense of $139,000 attributed to such options was amortized during the quarter ended March 31, 1998. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

       Interest Income (Expense). Interest income, net was $223,000 and $88,000 in the quarters ended March 31, 1998 and March 31, 1997, respectively. The increase in net interest income was due to the Company's increased level of cash, cash equivalents and short-term investment balances as a result of the Company's initial public offering completed in February 1998.

       Income Taxes. As a result of the net losses incurred, the Company has not incurred any income tax obligations. At December 31, 1997, the Company had net operating loss carryforwards of $13 million for federal and $13 million for state income tax purposes, which will expire at various dates through 2012 and through 2002, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's shares occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling $26.5 million, from equipment lease financing totaling $1.3 million and from bank borrowings totaling $4.0 million. At March 31, 1998, the Company had $34 million in working capital, and its primary source of liquidity was $36 million in cash, cash equivalents and short-term investments.

       Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $904,000, and $34,000 in the quarters ended March 31, 1998 and 1997, respectively. At March 31, 1998, the Company did not have any material commitments for capital expenditures, except as set forth below.

       In October 1997 the Company entered into a five-year lease for a new facility that commenced in January 1998. During the quarter ended March 31, 1998, the Company occupied the new facility and relocated its research and development and administrative activities to the new facility. The relocation of manufacturing activities to the new facility was completed in April 1998. Through March 31, 1998, the Company had incurred approximately $1.2 million in capital expenditures on leasehold improvements and furniture and fixtures related to the new facility. Of this total, approximately $0.2 million was unpaid as of March 31, 1998.

       The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At March 31, 1998, the Company had borrowings of $2.0 million and an outstanding letter of credit in the amount of $243,680 under the loan agreement.

       Cash used in operating activities was $2.4 million and $1.8 million in the quarters ended March 31, 1998 and 1997, respectively. The increases in cash used in operating activities reflects the increase in net losses incurred, primarily as a result of higher selling, general and administrative expenses.

       The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products.* The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products and other factors not within the Company's control.* While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through 1999, there can be no assurance that the Company will not require additional financing prior to that time.* In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

       In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company for the year ending December 31, 1998. The Company operates in one business segment; namely, the design, manufacture, and sale of implantable and semi-implantable hearing management devices.

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEVELOPMENT STAGE COMPANY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

       The Company is a development stage company and, at March 31, 1998, had an accumulated deficit of $21.2 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development. Although in March 1998 the Company obtained the certification necessary to enable the CE mark to be affixed to the Company's Vibrant and Vibrant P soundbridges for commercial sales in member countries of the European Union ("EU"), to date, no revenues have been generated from product sales. In the United States, the Vibrant and Vibrant P soundbridges will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant and Vibrant P soundbridges only recently became available for sale in the EU and are not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities.* There can be no assurance that any of the Company's soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, including action relating to regulatory matters, progress of clinical trials, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

LIMITED CLINICAL TESTING EXPERIENCE

       In the United States, the Company has conducted only limited clinical trials of its Vibrant and Vibrant P soundbridges. Prior to the Company's receipt of the certification necessary to enable the Company to affix the CE mark to the Vibrant and the Vibrant P soundbridges, both were the subject of limited clinical testing in Europe. None of the Company's other soundbridges under development have been tested in human clinical trials and will require additional development, clinical trials and regulatory approval prior to commercialization.* The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

       The rate of completion of the Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment or adverse events occurring during clinical trials. Completion of preclinical and clinical activities may take several years, and the length of time for completion of the required studies is unpredictable. No assurance can be given that any of the Company's clinical trials will be successfully completed on a timely basis, or at all, that additional clinical trials will be allowed by the United States Food and Drug Administration ("FDA") or other regulatory authorities or that such clinical trials will commence as planned. Any delays in the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON FMT TECHNOLOGY

       The Company has concentrated its efforts primarily on the development, implementation and acceptance of the floating mass transducer ("FMT"), the patented core direct drive technology upon which all of the Company's
soundbridges are based.   The Company's soundbridges employ a direct drive
approach to the management of hearing impairment, which is a novel development. There can be no assurance that the Company's soundbridges, based on the Company's FMT technology, will prove to be safe and effective, or that if proven safe and effective, can be manufactured at reasonable cost or successfully commercialized.

NO ASSURANCE OF PRODUCT APPROVAL; GOVERNMENT REGULATION

       The research, preclinical and clinical activities, manufacturing, labeling, distribution, sale, marketing, advertising and promotion of the Company's proposed products are subject to extensive and rigorous government regulation in the United States and certain other countries. In the United States and certain other countries, the process of obtaining and maintaining required regulatory clearances or approvals is lengthy, expensive and uncertain. Noncompliance with applicable FDA requirements can result in administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, noncompliance may result in the FDA's refusal to approve pending applications for marketing approval or clearance or supplements to approved marketing approvals, or in the withdrawal of marketing approval.

       Before the Company's products can be commercialized in the United States, the Company must submit, in a premarket approval ("PMA") application, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product.
In addition, the Company must submit clinical data gathered in trials conducted under an investigational device exemption ("IDE") demonstrating to the satisfaction of the FDA that a product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study for the Vibrant soundbridge has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device.

On November 14, 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and labeling claims, providing technical information regarding the second generation Vibrant P soundbridge, and requested permission to proceed to a pivotal study. On December 11, 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the Vibrant P soundbridge. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies.

       Subsequent to the receipt of an FDA approval, the Company will continue to be regulated by the FDA with regard to the reporting of adverse events related to its products, and ongoing Quality System regulation compliance (which includes elaborate testing, control, documentation and other quality assurance procedures). The Company's manufacturing facility must be registered with the FDA and the California Food and Drug Branch and will be subject to periodic inspections by the FDA and by the California Food and Drug Branch. The timing and requirements of obtaining approval for sale in foreign countries may differ from that required for FDA approval. In addition, there may be foreign regulatory barriers other than pre-market approval.

       The EU consists of 15 countries encompassing most of the major countries in Europe. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EU are the Medical Devices Directive, 93/42/EEC ("MDD") and the Active Implantable Medical Devices Directive, 90/385/EEC ("AIMDD"). In the EU, the Company's Vibrant and Vibrant P soundbridges are regulated as active implantables and are governed by the AIMDD. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices.

       The Company's facilities have been inspected by the Notified Body and its quality system has been certified by the Notified Body as being in compliance with the required standards. In March 1998, the Company obtained the certification necessary to enable the CE mark to be affixed to the Company's Vibrant and Vibrant P soundbridges for commercial sales in member countries of the European Union. In April 1998 the Company transferred its manufacturing activities to a new facility. This facility will also need to be certified by the Notified Body. The Company is subject to ongoing regulation under the AIMDD. As a result, the quality system will be subject to periodic audit and recertification, and serious adverse events must be reported to the authorities in the country where the incident takes place. If such incidents occur, the Company may have to take remedial action, including withdrawal of the product from the EU market.

NO ASSURANCE OF MARKET ACCEPTANCE

       The market acceptance of the Company's soundbridges will depend upon their acceptance by the medical community and patients as clinically useful, reliable and cost-effective compared to other devices.* Clinical acceptance will depend on numerous factors, including the establishment of the safety and the effectiveness of the soundbridge's ability to drive the ossicles directly and improve hearing over currently available hearing aids.* Clinical acceptance will also depend on the receipt of regulatory approvals in the United States and the Company's ability to adequately train ear surgeons on the techniques for implanting the Company's soundbridges.* In addition, there can be no assurance that the Company's soundbridges will be preferable alternatives to existing devices, some of which, such as the acoustic hearing aid, do not require surgery, or that the Company's soundbridges will not be rendered obsolete or noncompetitive by products under development by other companies. Patient acceptance of the Company's soundbridges will depend in part upon physician and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches.* Even if the Company's soundbridges are adopted by the medical community, a significant market may not develop for the Company's products unless acceptable reimbursement from health care payors is available. There can be no assurance that the Company's soundbridges will be accepted by the medical community or consumers, that acceptable reimbursement from third-party payors will be available or that market demand for such products will be sufficient to allow the Company to achieve profitable operations. Failure of the Company's soundbridges, for whatever reason, to achieve significant adoption by the medical community or consumers or failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

HIGHLY COMPETITIVE MARKET; RISK OF COMPETING HEARING DEVICES

       The medical device industry is subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids.* Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Philips Medical Systems North America Co., Starkey Laboratories Inc., Beltone Electronics Corp., Dahlberg Inc., ReSound Corp.,Oticon, Inc., Widex Hearing Aid Co., Inc. and Phonak Inc. There can be no assurance that the Company's soundbridges will be able to successfully compete with established hearing aid products. In addition, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive sensorineural hearing devices. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK; DEPENDENCE ON KEY SUPPLIERS

       The Company only has limited experience in manufacturing the Vibrant and Vibrant P soundbridges. The Company currently manufactures the Vibrant and Vibrant P soundbridges in limited quantities for laboratory testing, its United States clinical trials and in connection with its commercial activities in the EU. The manufacture of the Company's soundbridge is a complex operation involving a number of separate processes, components and assemblies. Each device is assembled and individually tested by the Company. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies, and certain processes are performed in an environmentally controlled area. After completion of the manufacturing and testing processes, implantable devices are sterilized by a sub-contracted supplier. The Company has no experience manufacturing its products in the volumes or with the yields that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that the Company can establish high-volume manufacturing capacity or, if established, that the Company will be able to manufacture its products in high volumes with commercially acceptable yields. The Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities.* In the first quarter of 1998, the Company relocated its manufacturing activities to a new facility with the capacity to handle large-scale commercial manufacturing activities. Prior to approval of a PMA, the Company's facilities, procedures and practices will be subject to a pre-approval inspection by the FDA.* The Company's inability to successfully manufacture its products in a timely manner or at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

       Raw materials, components and subassemblies for the Company's soundbridges are purchased from various qualified suppliers. A number of components and subassemblies, such as silicone, control electronics and implant packaging are provided by single source suppliers. One component, the signal processing microcircuit, is provided by a sole source supplier, Gennum Corporation. None of the Company's vendors is contractually obligated to continue to supply the Company nor is the Company contractually obligated to buy from a particular vendor. For certain of these components and subassemblies, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components and subassemblies could not be accomplished quickly. In addition, if the Company wishes to significantly modify its manufacturing processes or change the supplier of a critical component, additional approvals will be required from the FDA before the change can be implemented. Because of the long lead time for some components and subassemblies that are currently available from a single source, a supplier's inability or failure to supply such components or subassemblies in a timely manner or the Company's decision to change its suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON PATENTS AND PROPRIETARY TECHNOLOGY

       In the United States, the Company holds three issued patents and 11 pending patent applications. Additionally, the Company has ten pending foreign patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing impairment. In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of others.*

       The patent positions and trade secret provisions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending applications or from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company.
Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to file patent applications for such inventions.

       In addition, there can be no assurance that competitors, many of which have substantial resources, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Although the Company has conducted searches of patents issued to other companies, research or academic institutions or others, there can be no assurance that such patents do not exist, have not been filed or could not be filed or issued, which contain claims relating to the Company's technology, products or processes. Patents issued and patent applications filed in the United States or internationally relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. In addition, patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. There may be pending applications, which if issued with claims in their present form, might provide proprietary rights to third parties relating to products or processes used or proposed to be used by the Company. The Company may be required to obtain licenses to patents or proprietary rights of others. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

       The Company also relies upon trade secrets and other unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company's proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company's policy is to require each of its employees, consultants, investigators and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. These agreements generally provide that all inventions conceived by the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not be disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

       Recently Public Law 104-208 was signed into law in the United States and limits the enforcement of patents relating to the performance of surgical or medical procedures on a body. This law precludes medical practitioners and health care entities that practice these procedures from being sued for patent infringement. Therefore, depending upon how these limitations are interpreted by the courts, they could have a material adverse effect on the Company's ability to enforce any of its proprietary methods or procedures deemed to be surgical or medical procedures. In certain other countries outside the United States, patent coverage relating to the performance of surgical or medical procedures is not available. Therefore, patent coverage in such countries will be limited to the FMT or to narrower aspects of the FMT.*

       The medical device industry in general has been characterized by substantial litigation. Litigation regarding patent and other intellectual property rights, whether with or without merit, could be time-consuming and expensive to respond to and could distract the Company's technical and management personnel. The Company may become involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company or to protect trade secrets of the Company. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that the Company would be successful in any attempt to redesign its products or processes to avoid such infringement or in obtaining licenses on terms acceptable to the Company, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure by the Company to redesign its products or processes or to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has not been involved in any litigation to date, in the future, costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

       The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products.* The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 Common Shares. On February 27, 1998, the Company completed the sale of an additional 345,000 Common Shares pursuant to the exercise by the underwriters of an over allotment option. Net proceeds to the Company totaled approximately $28.4 million. While the Company believes that the net proceeds of the offering, together with its previously existing capital resources and projected interest income, will be sufficient to fund its operations and its capital investments through 1999, there can be no assurance that the Company will not require additional financing prior to that time.* In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF SALES, MARKETING AND DISTRIBUTION EXPERIENCE

       The Company is in the process of establishing a sales and marketing organization in Europe. An office has been established in Basel, Switzerland, where the Company's Director of European Sales and Marketing and European Clinical Manager are based. The Company has employed sales personnel to provide direct sales coverage in Germany, France, Switzerland, Austria and the United Kingdom. The Company has established distributors in Sweden, Denmark, Italy, Spain, Portugal and the Benelux countries. In other international markets, including Japan, the Company will seek to establish a network of distributors.* There can be no assurance that the Company will be able to build an adequate direct sales force or marketing organization in any country, that establishing a direct sales force or marketing organization will be cost-effective or that the Company's sales and marketing efforts will be successful. In addition, the Company has entered into distribution agreements with only a limited number of international distributors. There can be no assurance that the Company will be able to enter into similar agreements with other qualified distributors on a timely basis on terms acceptable to the Company, or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate direct sales force domestically and in select international markets, and to enter into successful distribution relationships, could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAIN AVAILABILITY OF THIRD-PARTY REIMBURSEMENT

       The Company believes that its products will generally be purchased by hospitals and clinics upon the recommendation of a surgeon.* In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors to reimburse all or part of the cost of the procedure in which the medical device is being used. Such third-party payors have become increasingly sensitive to cost containment in recent years and place a high degree of scrutiny on coverage and payment decisions for new technologies and procedures.

       Hearing aids, which are the subject of 510(k) clearance and do not involve surgery, are generally not reimbursed, although a modest reimbursement is provided under certain insurance plans. Traditionally, hearing aid users have paid for these devices directly. There can be no assurance that the Company will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for the Company's products. During clinical trials, the Company does not anticipate that there will be any reimbursement for the soundbridge implant or procedure.*

       Certain third-party payors are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these third-party payors maybe independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

       Because none of the Company's products have received FDA clearance or approval, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use the Company's soundbridges. Failure by physicians, hospitals and other potential users of the Company's soundbridges to obtain sufficient reimbursement from third-party payors for the procedures in which the Company's soundbridges are intended to be used could have a material adverse effect on the Company's business, financial condition and results of operations.

       Third-party payors that do not use prospectively fixed payments increasingly use other cost-containment processes or require various outcomes data that may pose administrative hurdles to the use of the Company's soundbridges. In addition, third-party payors may deny reimbursement if they determine that the device used in a procedure is unnecessary, inappropriate, experimental, used for a non-approved indication or is not cost-effective. Potential purchasers must determine that the clinical benefits of the Company's products justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage.

       Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Requirements in many countries are not clearly documented and may involve the collection of additional clinical data in support of submissions to the appropriate health care administrators. There can be no assurance that any required data would be available on a timely basis or that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Vibrant and Vibrant P soundbridges in the EU as well as in other international markets in which such approvals are sought.


DEPENDENCE UPON KEY PERSONNEL

       The Company's future success will depend in significant part upon the continued service of certain key scientific, technical and management personnel.*Competition for such personnel is intense and there can be no assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has not entered into employment agreements with any of its key personnel. The Company is the beneficiary under a $1.0 million key man insurance policy on Harry S. Robbins, its President and Chief Executive Officer.


PRODUCT LIABILITY RISK; POSSIBLE INSUFFICIENCY OF INSURANCE

       The manufacture, sale and implantation of the Company's products involve the risk of product liability claims. The Company currently has limited product liability insurance. There can be no assurance that such insurance will be available on commercially reasonable terms or that the coverage limits will be adequate. The Company intends to evaluate its coverage on a regular basis.* Such insurance is expensive and may not be available on acceptable terms, or at all. A successful claim brought against the Company in excess of its insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

       On February 17, 1998, the Company completed the sale of 2,300,000 Common Shares at a per share price of $12.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-40339), which the United States Securities and Exchange Commission declared effective on February 12, 1998. The offering was underwritten by Cowen & Company and UBS Securities. On February 27, 1998 the Company completed the sale of an additional 345,000 Common Shares at a per share price of $12.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the $31,740,000 in aggregate proceeds raised by the Company in connection with the February offering, (i) approximately $2,221,800 was paid to the underwriters in connection with underwriting discounts and commissions and
(ii) approximately $1,120,000 was paid by the Company in connection with offering expenses, including legal, printing and filing fees. The Company has used the remaining proceeds of the offering in the following manner:

        Use of Proceeds:
        ---------------
                Research & Development, including clinical trials    $   900,000
                Development of sales and marketing organization      $   400,000
                Leasehold improvements and capital expenditures      $ 1,200,000
                Working capital and general corporate                $25,898,200

       All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above do not represent a material change in the use of proceeds described in the offering prospectus.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company solicited the consent of its stockholders by two actions by written consent, each effective in January 1998. At the time of each of the solicitations, the Company was not subject to Regulation 14A under the Securities Exchange Act of 1934, as amended. All voting results have been stated on a pre-split basis.

       The following matters were voted upon in the first written consent:

       1. The amendment of the automatic conversion provision of the Company's articles of incorporation in effect at the time to provide for the automatic conversion of the then outstanding shares of Preferred Stock into shares of Common Stock in connection with the Company's February 1998 initial public offering (the "Offering"). There were 8,994,075 votes in favor, no votes against, 391,752 votes withheld and 10,194 abstentions with regard to this proposal.

       2. The reverse split of the Company's Common Stock in connection with the Offering on a 1-for-.7267 basis. There were 8,986,808 votes in favor, no votes against, 399,019 votes withheld and 10,194 abstentions with regard to this proposal.

       3. The change of the Company's state of incorporation from California to Delaware and other matters related thereto including, the approval of certain amendments to charter documents, and the approval of indemnification agreements. There were 9,003,045 votes in favor, 10,107 votes against, 372,675 votes withheld and 10,194 abstentions with regard to this proposal.

       4. The creation of an Employee Stock Purchase Plan, under which 75,000 shares (post split) of the Company's Common Stock were reserved for issuance. There were 9,006,678 votes in favor, 13,286 votes against, 369,042 votes withheld and 7,015 abstentions with regard to this proposal.

       5. The amendment of the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder to a new total of 1,999,273 shares (post split). There were 9,006,678 votes in favor, 10,107 votes against, 369,042 votes withheld and 10,194 abstentions with regard to this proposal.

       6. The adoption of the Company's Amended and Restate Certificate of Incorporation, authorizing 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. There were 9,003,045 votes in favor, 10,107 votes against, 372,675 votes withheld and 10,194 abstentions with regard to this proposal.

       The second consent requested stockholder approval to make the reverse stock split effective prior to the effective date of the S-1 Registration Statement filed with respect to the Offering. There were 12,929,068 votes in favor and 3,533,047 votes not returned.

Item 6. Exhibits

       (a)   Exhibits

             27.1  Financial Data Schedule

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1998                             SYMPHONIX DEVICES, INC.

                                                /s/ Harry S. Robbins
                                                -------------------------------
                                                Harry S. Robbins
                                                President and Chief Executive
                                                Officer

                                                /s/ Alfred G. Merriweather
                                                --------------------------------
                                                Alfred G. Merriweather
                                                Vice President Finance and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)