Form 10-Q
period 1998-09-30
SYMPHONIX DEVICES INC
filed 1998-11-16
CIK 930481

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


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

As of October 31, 1998, 11,214,031 shares of the Registrant's Common Stock were outstanding.

                            SYMPHONIX DEVICES, INC.

                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997..................... 1

            Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1997........................................................................ 2

            Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 1998 and 1997................................................................. 3

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.... 4

            Notes to Condensed Consolidated Financial Statements..................................................... 5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 7

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings....................................................................................... 22

Item 2.     Changes in Securities and Use of Proceeds............................................................... 22

Item 3.     Defaults Upon Senior Securities......................................................................... 22

Item 4.     Submission of Matters to a Vote of Security Holders..................................................... 22

Item 5.     Other Information....................................................................................... 23

Item 6.     Exhibits................................................................................................ 23

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                   SYMPHONIX DEVICES INC.  AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (THOUSANDS)

                                                                                September 30,              December 31,
                                                                                     1998                      1997
                                                                              ------------------       ------------------
                                                                                 (unaudited)
                                                                                                                 ASSETS
Current assets:

     Cash and cash equivalents                                                        $ 11,293                 $  4,908
     Short-term investments                                                             18,363                    6,549
     Accounts receivable                                                                   214                        -
     Inventories                                                                           430                        -
     Prepaid expenses and other current assets                                             245                      451
                                                                                       -------                  -------
          Total current assets                                                          30,545                   11,908

Property and equipment, net                                                              2,049                    1,157
Other assets                                                                                78                       76
                                                                                       -------                  -------

          Total assets                                                                $ 32,672                 $ 13,141
                                                                                       =======                  =======

                                                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $    728                 $    366
     Accrued compensation                                                                  964                      888
     Other accrued liabilities                                                             471                      778
     Current portion of bank borrowings                                                    375                        -
     Current portion of  capital lease obligations                                         270                      322
                                                                                       -------                  -------
          Total current liabilities                                                      2,808                    2,354

Capital lease obligations, less current portion                                            135                      325
Bank borrowings, less current portion                                                    1,625                    2,000
                                                                                       -------                  -------

         Total liabilities                                                               4,568                    4,679
                                                                                       -------                  -------


Stockholders' equity:
     Convertible preferred stock                                                             -                        9
     Common stock                                                                           12                        3
     Notes receivable from stockholders                                                   (484)                    (499)
     Deferred compensation                                                              (1,656)                  (2,073)
     Additional paid-in capital                                                         57,959                   29,526
     Accumulated other comprehensive loss                                                   (8)                       -
     Deficit accumulated during the development stage                                  (27,719)                 (18,504)
          Total stockholders' equity                                                    28,104                    8,462
                                                                                       -------                  -------

          Total liabilities and stockholders' equity                                  $ 32,672                 $ 13,141
                                                                                       =======                  =======

The accompanying notes are an integral part of these condensed consolidated financial statements

                    SYMPHONIX DEVICES INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                                        Cumulative period
                                                                                                        from May 17, 1994
                                            Three months ended            Nine months ended            (date of inception)
                                               September 30,                 September 30,               to September 30,
                                         ------------------------      ------------------------       ----------------------
                                            1998          1997            1998          1997                   1998
                                         ----------    ----------      ----------    ----------       ----------------------
Revenue                                    $   242       $     -        $    327       $     -                 $    327

Costs and expenses:
  Cost of goods sold                           709             -           1,076             -                    1,076
  Research and development                   1,990         1,533           5,528         4,643                   21,342
  Selling, general and administrative        1,493           463           3,987         1,330                    7,865
                                            ------        ------          ------        ------                  -------
                                             4,192         1,996          10,591         5,973                   30,283
                                            ------        ------          ------        ------                  -------

      Operating loss                        (3,950)       (1,996)        (10,264)       (5,973)                 (29,956)

Interest income                                421           177           1,151           429                    2,592
Interest expense                               (41)          (25)           (102)          (80)                    (355)


Net loss                                   $(3,570)      $(1,844)       $ (9,215)      $(5,624)                $(27,719)
                                            ======        ======         =======        ======                  =======

Basic and diluted net loss per common      $ (0.29)      $ (0.68)        $ (0.87)      $ (2.21)                $  (7.56)
 share                                      ======        ======         =======        ======                  =======

Shares used in computing basic and
diluted net loss per common share           12,170         2,726          10,582         2,546                    3,666
                                            ======        ======         =======        ======                  =======

The accompanying notes are an integral part of these condensed consolidated financial statements

                    SYMPHONIX DEVICES INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (THOUSANDS)
                                  (UNAUDITED)


                                               Three  months ended September 30,      Nine months ended September 30,
                                              -----------------------------------    ----------------------------------
                                                    1998               1997               1998              1997
                                              ---------------    ----------------    --------------    ---------------
Net loss                                             $(3,570)            $(1,844)          $(9,215)           $(5,624)

Unrealized gains on short-term investments                 7                   -                 6                  -

Translation adjustments                                   (4)                  -               (14)                 -
                                                      ------              ------            ------             ------

Comprehensive loss                                   $(3,567)            $(1,844)          $(9,223)           $(5,624)
                                                      ======              ======            ======             ======

The accompanying notes are an integral part of these condensed consolidated financial statements

                    SYMPHONIX DEVICES INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)
                                  (UNAUDITED)

                                                                                                        Cumulative
                                                                                                       period from
                                                                                                       May 17, 1994
                                                                                                         (date of
                                                                         Nine months ended             inception) to
                                                                           September 30,               September 30,
                                                                  -------------------------------     ---------------
                                                                       1998             1997               1998
                                                                  --------------    -------------     ---------------

Cash flows from operating activities:
  Net loss                                                              $(9,215)         $(5,624)          $ (27,719)
  Adjustments to reconcile net loss to cash used in
    operating activities:

    Amortization of deferred compensation                                   417               21                 608
    Depreciation and amortization                                           486              364               1,621
    Preferred and common stock issued for services                            -                -                  93
    Changes in operating assets and liabilities:
        Accounts receivable                                                (214)               -                (214)
        Inventories                                                        (430)               -                (430)
        Prepaid expenses and other current assets                           206             (237)               (245)
        Accounts payable                                                    362              162                 728
        Accrued compensation                                                 76              (72)                964
        Other accrued liabilities                                          (307)             256                 469
                                                                        --------          -------            --------
    Net cash used in operating activities                                (8,619)          (5,130)            (24,125)
                                                                        --------          -------            --------

Cash flows from investing activities
    Purchases of short-term investments                                 (28,056)          (8,002)            (79,176)
    Sales of short-term investments                                      16,248            6,026              60,819
    Purchases of property and equipment                                  (1,378)            (301)             (3,670)
    Change in other assets                                                   (2)             (13)                (78)
                                                                        --------          -------            --------
        Net cash used in investing activities                           (13,188)          (2,290)            (22,105)
                                                                        --------          -------            --------

Cash flows from financing activities
    Proceeds from capital leases                                              -               63               1,269
    Payments on capital lease obligations                                  (242)            (220)               (864)
    Proceeds from bank borrowings                                         6,000                -               8,000
    Payments on bank borrowings                                          (6,000)               -              (6,000)
    Payments received on notes receivable
       from stockholders                                                     15                -                  30
    Proceeds from issuance of preferred stock, net                            -            5,990              26,552
    Proceeds from issuance of common stock, net                          28,433               28              28,549
                                                                        --------          -------            --------
       Net cash provided by financing activities                         28,206            5,861              57,536
                                                                        --------          -------            --------

Net increase (decrease) in cash and cash equivalents                      6,399           (1,559)             11,306

Effect of exchange rates on cash and cash equivalents                       (14)               -                 (13)

Cash and cash equivalents, beginning of period                            4,908            6,539                   -
                                                                        --------          -------            --------
Cash and cash equivalents, end of period                               $ 11,293          $ 4,980            $ 11,293
                                                                        ========          =======            ========

The accompanying notes are an integral part of these condensed consolidated financial statements

                   SYMPHONIX DEVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 of Symphonix Devices, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998, or any future interim period.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's February 13, 1998 Prospectus.

2.   Computation of basic and diluted net loss per common share:

     The Company adopted Financial Accounting Standards Board ("SFAS") No. 128 "Earnings Per Share" and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and accordingly all prior periods have been restated. Basic and diluted net loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants, and preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. The Company has determined that no incremental shares should be included in the computation of earnings per share in accordance with SAB No. 98.

     Stock options and warrants to purchase 531,506 shares of common stock at prices ranging from $0.14 to $10.50 per share were outstanding at September 30, 1998, but were not included in the computation of diluted net loss per share because they were antidilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.

3.  Inventories:

    Inventories comprise ($ thousands):


                                                   September 30, 1998           December 31, 1997
                                                       (Unaudited)
                                              --------------------------     ----------------------
Raw materials and work in progress                        $ 362                    $      -
Finished goods                                               68                           -
                                                            ---                     -------
                                                          $ 430                    $      -
                                                            ===                     =======

4.   Initial public offering:

     On February 17, 1998, the Company completed the sale of 2,300,000 shares of its Common Stock at a price of $12 per share in a firm commitment underwritten public offering. On February 27, 1998 the underwriters exercised an over-allotment option for 345,000 shares at a price of $12 per share. Aggregate proceeds of these sales of common stock, net of issuance costs were $28.4 million.

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

     The Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P soundbridges in March 1998 and the Vibrant HF soundbridge in July 1998. The Company began selling the Vibrant P soundbridge in the European Union during the second quarter of 1998. The Company intends to conduct additional clinical testing of the Vibrant HF soundbridge prior to commencing selling activities.*

     The Company's initial selling efforts have been targeted primarily at those ENT surgeons specializing in otology. While the Company intends to continue to market its products to these specialists, it also plans to focus on the referring physicians, audiologists and the general population of ENT surgeons in an attempt to increase the number of patients that are referred to specialist ear surgeons.* The Company is also attempting to gather clinical and other data which it believes will be helpful in obtaining reasonable reimbursement levels for its products. There can be no assurance that the Company will be successful in its efforts to increase the number of patients who become candidates for the Company's soundbridges or in obtaining reimbursement for its products.

     In September 1996 the Company initiated clinical trials of the Vibrant soundbridge in the United States. On December 11, 1997, the United States Food and Drug Administration ("FDA") approved a multi-center pivotal study in 55 patients at up to 12 sites with the second generation Vibrant P soundbridge. As of September 30, 1998 the Company had enrolled a total of 25 patients in this pivotal study. The Company has recently been selected by the FDA to participate in the new, streamlined Premarket Approval ("PMA") application process called the modular PMA. Under the modular PMA process, modules reflecting the content requirements of a traditional PMA are submitted as they are completed, allowing them to be reviewed and approved in a sequential manner. The Company recently submitted the first modules of its PMA for the Vibrant P soundbridge. There can be no assurance that the Company's participation in the modular PMA program will lead to the timely approval of the Vibrant P soundbridge, if at all.

     Through September 30, 1998 the Company had not generated significant revenue from product sales and had an accumulated deficit of $27.7 million. The Company expects to incur substantial losses through at least 2000.* To date, the Company's principal sources of funding have been its initial public offering, private equity financings, an equipment lease financing and bank borrowings.

RESULTS OF OPERATIONS

     Revenue. Revenue of $242,000 and $327,000 was recorded in the three and nine months ended September 30, 1998, respectively. No revenue was recorded in 1997.

     Cost of goods sold. Cost of goods sold was $709,000 and $1.1 million in the three and nine months ended September 30, 1998, respectively, and represents the direct cost of the products sold as well as a portion of the manufacturing overhead.

     Research and Development Expenses. Research and development expenses increased from $1.5 million in the three months ended September 30, 1997 to $2.0 million in the three months ended September 30, 1998, and increased from $4.6 million in the nine months ended September 30, 1997 to $5.5 million in the nine
months ended September 30, 1998.   Research and development expenses consist
primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, preparation and filing of patent applications and the start-up of manufacturing. Expenses increased from 1997 to 1998, due to increased facility costs arising from the commencement in January 1998 of the lease on the new facility, and to increases in the level of staffing and increased spending on supplies, professional services and equipment as the Company increased its product development efforts, and expanded its clinical trial activities, particularly the pivotal clinical trial currently under way in the United States. The Company expects its research and development expenses to increase over the final quarter of 1998 and in 1999 primarily due to the further development of the Vibrant TI soundbridge.*

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $0.5 million in the three months ended September 30, 1997 to $1.5 million in the three months ended September 30, 1998, and increased from $1.3 million in the nine months ended September 30, 1997 to $4.0 million in the nine months ended September 30, 1998. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. Expenses increased from 1997 to 1998, due to the establishment of a European sales and marketing organization, the initiation of selling and promotional activities, amortization of deferred compensation and increases in the Company's administrative costs associated with the increased
scope of the Company's operations and to becoming a public company.   In late
1997 and early 1998, the Company established a European sales and marketing organization and as of September 30, 1998, had three marketing management and support personnel located in its European headquarters in Switzerland and three sales managers performing direct sales activities in Germany, France, the U.K., Switzerland and Austria. The Company plans to expand its European sales and marketing organization in 1999.* In addition, the Company has hired a sales manager for South America. Expenses associated with these activities are expected to increase over the final quarter of 1998 and in 1999.*

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's

Common Stock on the grant dates. Deferred compensation expense of $139,000 and $417,000 attributed to such options was amortized during the three months and nine months ended September 30, 1998, respectively. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

     Interest Income (Expense). Interest income, net increased from $152,000 in the three months ended September 30, 1997 to $380,000 in the three months ended September 30, 1998, and increased from $349,000 in the nine months ended September 30, 1997 to $1.0 million in the nine months ended September 30, 1998. The increase in net interest income was due to the Company's higher cash, cash equivalents and short-term investment balances as a result of the Company's initial public offering completed in February 1998.

     Income Taxes. As a result of the net losses incurred, the Company has not incurred any income tax obligations. At December 31, 1997, the Company had net operating loss carryforwards of $13 million for federal and $13 million for state income tax purposes, which will expire at various dates through 2012 and 2002, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's shares occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations and its capital investments from the net proceeds from its initial public offering completed in February 1998 of $28.4 million, from the private sale of equity securities, totaling $26.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million, net of repayments. At September 30, 1998, the Company had $27.7 million in working capital, and its primary source of liquidity was $29.7 million in cash, cash equivalents and short-term investments.

     Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $1.4 million in the nine months ended September 30, 1998 and $301,000 in the nine months ended September 30, 1997, respectively. The increased capital expenditures relate to the Company's new facility as described below. At September 30, 1998, the Company did not have any material commitments for capital expenditures.

     In October 1997 the Company entered into a lease agreement for a new facility for a five year term commencing January 1998. During the quarter ended March 31, 1998, the Company relocated its research and development and administrative activities to the new facility. The relocation of manufacturing activities to the new facility was completed in April 1998. Through September 30, 1998, the Company had incurred approximately $1.4 million in capital expenditures, primarily on leasehold improvements and furniture and fixtures related to the new facility, substantially all of which was paid as of September 30, 1998.

     The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At September 30, 1998, the Company had borrowings of $2.0 million and an outstanding letter of credit in the amount of $243,680 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 1999.

     Cash used in operating activities was $8.6 million and $5.1 million in the nine months ended September 30, 1998 and 1997, respectively. The increase in cash used in operating activities is primarily attributable to the increase in net losses incurred. Net losses increased primarily as a result of higher selling, general and administrative expenses.

     The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the progress in obtaining third party reimbursement, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products if approved for marketing and other factors not within the Company's control. While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through 1999, there can be no assurance that the Company will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

     The Company has initiated planning for issues related to the upcoming new millennium. These issues derive from the use of software and hardware with embedded chips or processors that use two digits to refer to a year and do not properly recognize a year that begins with 20 instead of the familiar 19. The use of such software and hardware occurs at many internal and external points in the Company's development, supply, manufacturing and distribution chain - both within the Company's internal operations as well as at the facilities of the Company's external partners, such as vendors and customers.

     The Company has begun the development of a plan to address these issues and to enhance the Company's readiness for Year 2000. The Company's plan (the "Year 2000 Readiness Program") will focus on five areas: (1) network and facility infrastructure, (2) business applications software, (3) process control systems,
(4) external partners, and (5) the Company's products.* Within each area, the Year 2000 Readiness Program will involve (a) the identification of systems that may be susceptible to Year 2000 issues (the "identification phase"), (b) the assessment of the degree of readiness of those systems for the Year 2000 and an assessment of the risks that may be posed to the Company's business (the "assessment phase"), (c) the remediation of problems that are identified (the "remediation phase"), and (d) contingency planning. *

     Network and facility infrastructure: Included in this category are the computer networks in the Company's San Jose, California headquarters and Basel, Switzerland European headquarters (including servers, computers, other network equipment and computer and network operating systems), together with general facility systems such as telephone and security systems. The Company expects that the identification and assessment phases will be completed during the first quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate.*

     Business applications software: Included in this category are various applications used in design, manufacturing, distribution and finance. The Company's primary business application is a company-wide system used for manufacturing planning, accounting, inventory management and sales transactions. The Company expects that the identification and assessment phases will be completed during the second quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate.* For many software applications, the Company will, in the assessment phase, rely on the software developer's representations regarding Year 2000 compliance of its software. There can be no assurance, however, that the software represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects.

     Process control systems: Included in this category are instrumentation and systems used in design and manufacturing processes. The Company expects that the identification and assessment phases will be completed during the second quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate.*

     External partners: The Company intends to assess the possible effects on its operations of the Year 2000 compliance of important external partners, such as vendors and customers, through the use of questionnaires and, in limited cases, site visits and interviews to solicit information from these parties.*
In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve an extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to complete the identification phase and initiate the assessment phase by the first quarter of 1999.*

     Symphonix products: The Company's products are regulated by the FDA and the FDA has advised manufacturers of medical devices to address the readiness of their products for Year 2000 issues. The Company has completed a preliminary assessment and has informed the FDA that the Company does not believe that any of its existing products are susceptible to Year 2000 issues.

     The Company does not expect to incur costs in its Year 2000 Readiness Program that will be material to its business, financial condition or results of operations. * However, until the Company completes the identification and assessment phases of its program, the full extent of the costs will not be known and there can be no assurance that such costs will not be material. The Company will utilize both internal and external resources in implementing the Year 2000 Readiness Program and the Company currently estimates that the external resources required during the identification and assessment phases of the program will cost approximately $50,000.* Because the Year 2000 Readiness Program is an ongoing process, all cost estimates are subject to change.

     Although the Company intends to complete all phases of its Year 2000 Readiness Program by December 31, 1999, there can be no assurance, even if this program is successfully completed on schedule, that disruptions in the Company's business will be avoided. The Year 2000 issues are pervasive in nature and involve highly technical issues, not all of which are under the Company's control. Possible consequences of Year 2000 issues that the Company may be unable to adequately identify, assess or remediate include but are not limited to: delays in supplies from vendors, delays in shipment to customers, errors in processing transactions, deficiencies in management of inventory, delays in collection of funds from customers, and diversion of management time and effort to addressing difficulties that emerge. The goal of the Company's Year 2000 Readiness Program is to plan for and reduce the risk of such difficulties.
There can be no assurance that the Year 2000 Readiness Program will be completed in a timely manner or will be successful.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Development Stage Company; History of Losses and Expectation of Future Losses. The Company is a development stage company and, at September 30, 1998, had an accumulated deficit of $27.7 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, establishment of a European sales and marketing organization and the initiation of sales and marketing activities. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). Although selling activities have commenced in Europe and sales of the Vibrant P have been made, through September 30, 1998 the Company has not generated significant revenues from product sales. The Company only recently received CE Mark approval for the Vibrant HF soundbridge and intends to conduct additional clinical testing before commencing selling activities. In the United States, the Company's Vibrant P and Vibrant HF soundbridges will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products, including the Vibrant TI, will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant P soundbridge only recently became available for sale in the EU and is not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, including action relating to regulatory matters, progress of clinical trials, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

     Limited Clinical Testing Experience. In the United States, the Company has conducted only limited clinical trials of the Vibrant and Vibrant P soundbridges. The Company received approval of an investigational device exemption ("IDE") to conduct a clinical trial of the Vibrant and Vibrant P soundbridges. In Europe, the Vibrant and Vibrant P were the subject of limited clinical testing. The Company intends to conduct clinical testing of the external components of the Vibrant HF soundbridge.* The implanted components of the Vibrant HF are the same as the implanted components of the Vibrant P soundbridge which was tested in clinical trials previously conducted by the Company in Europe. None of the Company's other soundbridges under development have been tested in clinical trials and will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

     The rate of completion of the Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment or adverse events occurring during clinical trials. Completion of preclinical and clinical activities may take several years, and the length of time for completion of the required studies is unpredictable. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. No assurance can be given that any of the Company's clinical trials will be successfully completed on a timely basis, or at all, that additional clinical trials will be allowed by the FDA or other regulatory authorities or that such clinical trials will commence as planned. Any delays in the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations.

     Reliance on FMT Technology. The Company has concentrated its efforts primarily on the development, implementation and acceptance of the floating mass transducer ("FMT"), the patented core direct drive technology upon which all of
the Company's soundbridges are based.   The Company's soundbridges employ a
direct drive approach to the management of hearing impairment, which is a novel development. There can be no assurance that the Company's soundbridges, based on the Company's FMT technology, will prove to be safe and effective, or that if proven safe and effective, can be manufactured at a reasonable cost or successfully commercialized.

     No Assurance of Product Approval; Government Regulation. The research, preclinical and clinical activities, manufacturing, labeling, distribution, sale, marketing, advertising and promotion of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries. In the United States and certain other countries, the process of obtaining and maintaining required regulatory clearances or approvals is lengthy, expensive and uncertain. Noncompliance with applicable FDA requirements can result in administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, noncompliance may result in the FDA's refusal to approve pending applications for marketing approval or clearance or supplements to approved marketing approvals, or in the withdrawal of marketing approval.

     Before any of the Company's products can be commercialized in the United States, the Company must submit in a PMA application extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that a product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study for the Vibrant soundbridge has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. On November 14, 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and labeling claims, providing technical information regarding the second generation Vibrant P soundbridge, and requested permission to proceed to the pivotal study. On December 11, 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the Vibrant P soundbridge. As of September 30, 1998, the Company had enrolled a total of 25 patients in this pivitol study. The Company has recently been selected to participate in the modular PMA process whereby modules reflecting the content requirements of a traditional PMA are submitted as they are completed, allowing them to be reviewed and approved in a sequential manner. The Company has submitted the first modules of its PMA for the Vibrant P soundbridge. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies. In addition, there can be no assurance that the Company's participation in the modular PMA program will lead to the timely approval of the Vibrant P soundbridge, if at all.

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

     The EU consists of 15 countries encompassing most of the major countries in Europe. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EU are the Medical Devices Directive, 93/42/EEC ("MDD") and the Active Implantable Medical Devices Directive, 90/385/EEC ("AIMDD"). In the EU, the Company's Vibrant P and Vibrant HF soundbridges are regulated as active implantables and are governed by the AIMDD. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices.

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

     No Assurance of Market Acceptance. The market acceptance of the Company's soundbridges will depend upon their acceptance by the medical community and patients as clinically useful, reliable and cost-effective compared to other devices. Clinical acceptance will depend on numerous factors, including the establishment of the safety and the effectiveness of the soundbridge's ability to drive the ossicles directly and improve hearing over currently available hearing aids. Clinical acceptance will also depend on the receipt of regulatory approvals in the United States and the Company's ability to adequately train ear surgeons on the techniques for implanting the Company's soundbridges. There can be no assurance that the Company's soundbridges will be preferable alternatives to existing devices, some of which, such as the acoustic hearing aid, do not require surgery, or that the Company's soundbridges will not be rendered obsolete or noncompetitive by products under development by other companies. Patient acceptance of the Company's soundbridges will depend in part upon physician, audiologist and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches. Prior to undergoing surgery for the implantation of the Company's soundbridge, a patient may speak with a number of medical professionals, including the patients primary care physician, an audiologist, an ENT specialist, as well as surgeons who specialize in ear surgery. The failure by any of these medical professionals to favorably recommend the Company's products and the surgery required to implant the soundbridge could limit the number of potential patients who are introduced to an ear surgeon as candidates for the Company's soundbridges. Even if the Company's soundbridges are adopted by the medical community, a significant market may not develop for the products unless acceptable reimbursement from health care payors is available. There can be no assurance that the Company's soundbridges will be accepted by the medical community or consumers, that acceptable reimbursement from third-party payors will be available or that market demand for such products will be sufficient to allow the Company to achieve profitable operations. Failure of the Company's soundbridges, for whatever reason, to achieve significant adoption by the medical community or consumers or failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Highly Competitive Market; Risk of Competing Hearing Devices. The medical device industry is subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids. * Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Philips Medical Systems North America Co., Starkey Laboratories Inc., Beltone

Electronics Corp., Dahlberg Inc., ReSound Corp., Oticon, Inc., Widex Hearing Aid Co., Inc. and Phonak Inc. There can be no assurance that the Company's soundbridges will be able to successfully compete with established hearing aid products. In addition, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive sensorineural hearing devices. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

     Limited Manufacturing Experience; Scale-Up Risk; Dependence on Key Suppliers. The Company only has limited experience in manufacturing the Vibrant P soundbridge. The Company currently manufactures the Vibrant P soundbridge in limited quantities for laboratory testing, its United States clinical trials and in connection with its commercial activities in the EU. The manufacture of the Company's soundbridges is a complex operation involving a number of separate processes, components and assemblies. Each device is assembled and individually tested by the Company. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies, and certain processes are performed in an environmentally controlled area. After completion of the manufacturing and testing processes, implantable devices are sterilized by a sub-contracted supplier. In the first half of 1998 the Company relocated its manufacturing activities to a new facility. Although this new facility has the capacity to handle large-scale commercial manufacturing activities, the Company has no experience manufacturing its products in the volumes or with the yields that will be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company can establish high-volume manufacturing capacity or, if established, that the Company will be able to manufacture its products in high volumes with commercially acceptable yields. The Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Prior to approval of a PMA, the Company's facilities, procedures and practices will be subject to a pre-approval inspection by the FDA. The Company's inability to successfully manufacture its products in a timely manner or at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence upon Patents and Proprietary Technology. In the United States, the Company holds five issued patents and 12 pending patent applications. Additionally, outside of the U.S., the Company holds one issued patent and 17 pending patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing impairment.
In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of others. The patent positions and trade secret provisions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending applications or from any future patent application will be issued, that the scope of the patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company.
Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to file patent applications for such inventions.

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

     Future Capital Requirements; Uncertainty of Additional Funding. The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. * The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products domestically, if approved for marketing, and internationally and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 Common Shares. On February 27, 1998, the Company completed the sale of an additional 345,000 Common Shares pursuant to the exercise by the underwriters of an over allotment option. Net proceeds to the Company totaled approximately $28.4 million. While the Company believes that the net proceeds of the offering, together with its previously existing capital resources and projected interest income, will be sufficient to fund its operations and its capital investments through 1999, there can be no assurance that the Company will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Lack of Sales, Marketing and Distribution Experience. The Company has established a European sales and marketing organization and has an office in Basel, Switzerland, where the Company's Director of European Sales and Marketing and European Clinical Manager are based. In addition, the Company has employed three sales personnel to provide direct sales coverage in Germany, France, Switzerland, Austria and the United Kingdom. The Company plans to expand its European sales and marketing organization in 1999.* The Company has established distributors in Sweden, Denmark, Italy, Spain, Portugal, Belgium, The Netherlands and Luxembourg as well as certain countries in the middle east and North Africa. In other international markets, including Japan, the Company will seek to establish a network of distributors.* The Company has recently hired a sales manager to oversee the efforts of Med El Latino American SRL, who will market the Company's products in South America. There can be no assurance that the Company will be able to build an adequate direct sales force or marketing organization in any country, that establishing a direct sales force or marketing organization will be cost-effective or that the Company's sales and marketing efforts will be successful. In addition, the Company has entered into distribution agreements with only a limited number of international distributors. There can be no assurance that the Company will be able to enter into similar agreements with other qualified distributors on a timely basis on terms acceptable to the Company, or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate direct sales force domestically and in select international markets, and to enter into successful distribution relationships, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertain Availability of Third-Party Reimbursement. The Company believes that its products will generally be purchased by hospitals and clinics upon the recommendation of a surgeon. In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors to reimburse all or part of the cost of the procedure in which the medical device is being used. In most European markets, medical devices are purchased primarily pursuant to government sponsored healthcare programs. Such third-party payors have become increasingly sensitive to cost containment in recent years and place a high degree of scrutiny on coverage and payment decisions for new technologies and procedures.

     Hearing aids, which are the subject of 510(k) clearance in the United States and do not involve surgery, are generally not reimbursed, although a modest reimbursement is provided under certain insurance plans. Traditionally, hearing aid users have paid for these devices directly. The Company believes that to obtain reimbursement on a widespread basis it will have to demonstrate through clinical outcomes studies an improvement in the quality of life for patients as well as the cost effectiveness of the soundbridges. There can be no assurance that the Company will be able to demonstrate improvement in quality of life or cost effectiveness, or that reimbursement will ever be available for the Company's products. During clinical trials, the Company does not anticipate that there will be any reimbursement for the soundbridge implant or procedure.

     Certain third-party payors in the United States are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these third-party payors may be independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

     Because none of the Company's products have received FDA clearance or approval, uncertainty exists regarding the ultimate availability in the United States of third-party reimbursement for procedures that would use the Company's soundbridges. Even though the Company's Vibrant P and Vibrant HF soundbridges are approved for commercial sales in the EU, there remains uncertainty in international markets regarding the availability of third-party reimbursement for procedures using the Company's soundbridges. Failure by physicians, hospitals and other potential users of the Company's soundbridges to obtain sufficient reimbursement from third-party payors for the procedures in which the Company's soundbridges are intended to be used could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. The Company believes that in Europe, the primary source of funding for products such as the Company's soundbridges is the various government sponsored healthcare programs. Requirements for the granting of reimbursement in many countries are not clearly specified and may involve the collection of additional clinical data in support of submissions to the appropriate health care administrations. There can be no assurance that any required data would be available on a timely basis or that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Vibrant P and Vibrant HF soundbridges in the EU as well as in other international markets in which such approvals are sought.

     Dependence upon Key Personnel. The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has not entered into employment agreements with any of its key personnel. The Company is the beneficiary under a $1.0 million key man insurance policy on Harry S. Robbins, its President and Chief Executive Officer.

     Product Liability Risk; Possible Insufficiency of Insurance. The manufacture, sale and implantation of the Company's products involve the risk of product liability claims. The Company currently has limited product liability insurance. There can be no assurance that such insurance will continue to be available on commercially reasonable terms or that the coverage limits will be adequate. The Company intends to evaluate its coverage on a regular basis. Such insurance is expensive and may not be available on acceptable terms, or at all. A successful claim brought against the Company in excess of its insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                Use of Proceeds
                                ---------------

    Research & Development, including clinical trials     $   4,600,000
    Development of sales and marketing organization       $   1,100,000
    Leasehold improvements and capital expenditures       $   1,000,000
    Working capital and general corporate                 $   9,800,000
Temporary Investments

    Short-term investments                                $  11,900,000


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



Date: November 13, 1998             SYMPHONIX DEVICES, INC.


                                    /s/ Harry S. Robbins
                                    -------------------------------------------
                                    Harry S. Robbins
                                    President and Chief Executive Officer



                                    /s/ Alfred G. Merriweather
                                    -------------------------------------------
                                    Alfred G. Merriweather
                                    Vice President Finance and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)