Form 10-Q/A
period 1998-09-30
SYMPHONIX DEVICES INC
filed 1998-11-19
CIK 930481

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q/A


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

As of October 31, 1998, 12,175,720 shares of the Registrant's Common Stock were outstanding.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q/A report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 19, 1998             SYMPHONIX DEVICES, INC.


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