Form 10-K
period 1998-12-31
SYMPHONIX DEVICES INC
filed 1999-02-25
CIK 930481

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission File Number 000-23767

                               -----------------
                            SYMPHONIX DEVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       77-0376250

(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


            2331 ZANKER ROAD,
          SAN JOSE, CALIFORNIA                            95131-1107

(address of principal executive offices)                  (zip code)
                                                          ---------------

     Registrant's telephone number, including area code:      (408) 232-0710

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Common Stock,
                                $.001 par value
                               (TITLE OF CLASS)

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/    No  / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 12, 1999 was approximately $15,546,168 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At February 12, 1999, registrant had outstanding 12,205,793 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1998.

                                 TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
PART I                                                                                                              1
  ITEM 1.       BUSINESS                                                                                            2
  ITEM 2.       PROPERTIES                                                                                         26
  ITEM 3.       LEGAL PROCEEDINGS                                                                                  26
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                26

PART II                                                                                                            26

  ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                              26
  ITEM 6.       SELECTED FINANCIAL DATA                                                                            28
  ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              29
  ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS                                                                  40
  ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.              59

PART III                                                                                                           59
  ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                 59
  ITEM 11.      EXECUTIVE COMPENSATION                                                                             61
  ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                     61
  ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                     61

PART IV                                                                                                            61
  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                    61

SIGNATURES                                                                                                         66

                                    PART I

THIS ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, (THE "EXCHANGE ACT"), INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES", "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTIONS "PART I, ITEM 1, BUSINESS," AND "PART II, ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS ANNUAL REPORT. THE READER IS CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. THE READER IS STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTIONS "PART I, ITEM 1, BUSINESS," AND "PART II, ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

ITEM 1.  BUSINESS

Overview

  Symphonix Devices, Inc. ("Symphonix" or the "Company") is a developer of proprietary semi-implantable and implantable products, or soundbridges, for the management of moderate to severe hearing impairment. In 1994, mild to severe hearing impairment affected approximately 26 million people in the United States, or 10% of the population, of whom approximately 17 million people were classified as moderately or severely hearing impaired. The Company believes that its family of Vibrant soundbridges, designed to overcome the inherent limitations of traditional hearing devices, represent a novel approach in the management of hearing impairment. The Company's initial products, the Vibrant P, Vibrant HF and Vibrant D soundbridges, are semi-implantable devices which mechanically drive the three small bones of the middle ear to overcome the user's hearing impairment. The Vibrant P soundbridge is a second generation product that is similar to the first generation Vibrant soundbridge but is designed to permit a greater degree of customization to address the specific needs of a particular user's hearing loss and expand the types of hearing loss that can be managed by the Company's products. The Vibrant HF soundbridge is designed for people with a noise-induced high frequency hearing loss and the Vibrant D soundbridge incorporates digital signal processing.

  In September 1996, the Company initiated clinical trials of the first generation Vibrant soundbridge in both the United States and Europe. The Company initiated clinical trials of the Vibrant P soundbridge in Europe in July 1997 and in the United States in March 1998. In November 1998, the Company initiated clinical trials of the Vibrant HF soundbridge in both Europe and the
United States.   The Company has received permission to affix the CE mark in the
European Union to the Vibrant P and Vibrant HF soundbridges, and began selling activities for the Vibrant P soundbridge in March 1998. The Company plans to commence selling activities for the Vibrant HF soundbridge in Europe after it
has gathered clinical data on a limited number of patients.    As of January 31,
1999, approximately 180 patients have been implanted with the Company's soundbridges.

The Hearing Impairment Market

 Background

  The human ear consists of three regions: the outer ear, the middle ear and the inner ear. The outer ear consists of the external auricle and the ear canal. The ear canal is a passageway through which sound waves reach the middle ear. The outer ear is separated from the middle ear by the tympanic membrane, commonly referred to as the eardrum. The middle ear is a chamber that contains three tiny bones, the malleus, the incus, and the stapes, that together are known as the ossicles. The ossicles form a chain from the tympanic membrane to the inner ear. The inner ear includes the cochlea, which is a fluid-filled structure that contains a large number of delicate sensory hair cells that are connected to the auditory nerve.

  Sound, which is a wave-like vibration of the air, enters the ear canal and is slightly amplified by the natural resonant characteristics of the ear canal. These sound waves cause vibration of the tympanic membrane and are amplified and transmitted to the fluid filling the inner ear by the motion of the ossicles. The waves created in the fluid pass through the snail-shaped cochlea and stimulate the delicate sensory hair cells. These hair cells generate electrochemical signals that are detected by the auditory nerve and are then subsequently interpreted by the brain as sound.

  The signals that are interpreted by the brain as sound are distinguished by frequency and intensity. The frequency of sound is perceived as pitch and is measured in cycles per second, or Hertz ("Hz"). The normal human ear perceives sounds in the range of 20 to 18,000 Hz, although most components of human speech are generally in the range of 400 to 4,000 Hz. A more subtle aspect of frequency is that certain letters of the alphabet are spoken at a different frequency than others. For example, certain consonants such as "m," "n" and "g" and all vowels are spoken at relatively low frequencies while other consonants and sounds such as "t," "s," "f" and "sch" are spoken at higher frequencies. Accordingly, at a given volume, certain letters may be more audible than others.

  The intensity of sound is perceived as loudness and is measured in decibels ("dB"). The lowest level of intensity at which an individual perceives sound is known as the threshold of hearing. The range in decibels from a person's threshold of hearing to the level at which the person perceives sound to be uncomfortably loud is known as the dynamic range. Both the threshold of hearing and the dynamic range vary with the frequency of sound. An individual with normal hearing can comfortably hear sounds ranging in intensity from approximately 30 dB to 100 dB.

                         [ILLUSTRATION OF EAR ANATOMY]

 Hearing Impairment

  Hearing impairment can adversely effect a person's quality of life and psychological well-being. Hearing impaired people often withdraw from discussions and other social interactions to avoid frustration and embarrassment from not being able to fully participate in and understand conversations. Difficulty in communicating effectively can lead to negative emotions and attitudes, increased stress levels and reduced self-confidence, sociability and effectiveness in the workplace. In addition, recent studies suggest that hearing impairment may be linked to physiological complications, such as heart disease.

  Audiologists typically classify the hearing impaired population into four categories: mild, moderate, severe and profound. In 1994, the total hearing impaired population in the United States was approximately 26 million people, of whom approximately 17 million were classified as either moderately or severely hearing impaired.

  While the exact causes of hearing impairment are varied and unclear, hearing impairment can be characterized according to its physiological source. There are two general categories of hearing impairment, conductive and sensorineural, although sometimes a combination of the two may arise. Conductive hearing impairment results from diseases or disorders that limit the transmission of sound through the outer and/or middle ear. Conductive hearing impairment is often treated surgically with an implanted prosthesis to replace part or all of the ossicles. The Company believes that people with a conductive hearing loss represent a small portion of the total hearing impaired population.

  Sensorineural hearing impairment occurs in the inner ear and/or neural pathways and, the Company believes, accounts for the vast majority of hearing impairment. In patients with sensorineural hearing impairment, the external and middle ear function normally. The sound vibrations pass undisturbed through the eardrum and ossicles, and fluid waves are created in the cochlea. However, because some or many of the delicate sensory hair cells inside the cochlea have degenerated or been damaged, the inner ear cannot detect the full intensity and quality of the sound. Sensorineural hearing impairment typically occurs as a result of aging or exposure to loud noise over a protracted period of time.

  As people age, their level of hearing deteriorates and the dynamic range of audible frequencies is compressed, especially at the higher frequencies. While approximately 10% of the United States population is hearing impaired, based on 1994 data, this percentage increases to an average of approximately 25% for individuals over 55 years of age. The Company believes that with the growth and aging of the population, the hearing impaired population will continue to increase throughout the industrialized world. With the increasing exposure to noise in modern society, it has been observed that people may experience noise induced hearing loss from aircraft, automobiles, lawn mowers and high powered stereo equipment as well as military service and machinery within the workplace.

 Existing Therapies

  The traditional approaches to management of sensorineural hearing impairment have been the use of hearing aids and cochlear implants. Hearing aids are the most common devices used to manage mild to severe sensorineural hearing impairment. Cochlear implants have been used for the narrow segment of the sensorineural market represented by profound hearing impairment. However, both approaches have significant limitations in addressing their respective markets.

  Hearing Aids. The following table, based upon 1996 and 1997 articles in the Hearing Journal, illustrates the ownership of traditional hearing aids by the hearing impaired population in 1994. Approximately 18% of the hearing aid owners did not use their device.


==========================================================================================================================
            Type of                       Hearing Impaired                 Hearing Aid                    Market
            Hearing                          Population                       Owners                  Penetration of
           Impairment                        (millions)                     (millions)                 Hearing Aids
--------------------------------------------------------------------------------------------------------------------------
            Mild                                8.0                           0.3                             4%
            Moderate                           13.2                           2.9                            22%
            Severe                              3.9                           2.0                            51%
            Profound                            1.1                           0.4                            36%
                                               ----                           ---                            ---
            Total                              26.2                           5.6                            21%
==========================================================================================================================

         Hearing aids are acoustic drive devices that amplify sound to increase the movement of the tympanic pmembrane and thereby indirectly vibrate the ossicles in an attempt to overcome the decrease in sensitivity of the delicate sensory hair cells inside the cochlea. The first electrically enhanced hearing aid was invented about a hundred years ago and consisted of a microphone, amplifier, battery and speaker. More recently, hearing aid manufacturers have increased the sophistication of sound processing, often using digital technology, to provide features such as programmability and multi-band compression, allowing different degrees of amplification at different frequencies. Hand-held programmers have also been developed to compensate for the inability of hearing aids to adequately process sound in a variety of acoustic environments. In addition, as technology has enabled greater miniaturization, less obtrusive hearing aids have become available. Although there have been continued advancements in hearing aid device technology, for optimal performance all or part of the device must fit tightly in the ear canal, which results in significant drawbacks, including the following:

  Distorted sound quality. Obstructing the ear canal with either all or part of the hearing aid creates an effect known as occlusion, where outside sounds such as music are overwhelmed by internal sounds such as breathing or talking. Because the ear canal's natural resonance is significantly altered, the resulting sound can be unnatural and highly distorted.

  Acoustic feedback. Feedback is a high pitched squeal which results when a speaker and microphone are placed in close proximity and the sound from the speaker is loud enough to be picked up by the microphone. The problem of feedback is magnified since the volume of these devices must be turned up to not only compensate for the patient's hearing impairment but to overcome the reduction in sound caused by the blockage of the ear canal by the hearing aid. In addition, as hearing aids have been manufactured in smaller configurations, the problem of feedback has become inherently greater due to the closer proximity of the speaker to the microphone.

  Poor localization. Occlusion also results in the inability to differentiate the direction of sounds, as well as the inability to adequately differentiate between background noise and more important sounds, such as conversation.

  Social stigma. Many hearing aid users and potential users perceive a strong social stigma related to wearing a hearing aid.

  Discomfort. Hearing aids have been manufactured in smaller configurations in an attempt to address the perceived social stigma associated with wearing these devices. Since a tight fitting ear piece is required for optimal performance, the smaller versions of these devices must be placed deeper in the ear canal, which can cause substantial discomfort.

  Reliability. Hearing aids require frequent maintenance, in part due to their placement in the ear canal, where ear wax can cause problems with the speaker or dampen the sound produced by the hearing aid. Hearing aids generally have to be replaced every three or four years, either because of loss, damage or obsolescence. The need for periodic replacement increases the lifetime cost of wearing a hearing aid. Traditionally, most hearing aid users have paid for these devices directly.

  As a result of these problems, the benefits perceived by hearing aid users are generally very low. An article in the 1996 Hearing Journal reported that only approximately 53% of all hearing aid users are satisfied. Reflecting this low level of user satisfaction, in 1996 hearing aid manufacturers experienced product return rates ranging from 14% to 26%. Despite the inherent limitations of hearing aids, in 1995, approximately 1.7 million hearing aids were sold in the United States, representing a retail market of approximately $1.2 billion. The United States market represents approximately 38% of the worldwide hearing aid market. The Company estimates that the worldwide retail market for hearing aids exceeded $3.0 billion in 1995.

  Cochlear Implants. Cochlear implants were originally developed for people who have a profound hearing loss and are essentially deaf. The cochlear implant is inserted into the inner ear in a highly invasive and non-reversible surgery, that destroys residual hearing. The implant electrically stimulates the auditory nerve through an electrode array that provides audible cues to the user which are not interpreted by the brain as normal sound. Users generally require intensive and extended counseling, speech therapy, and training following surgery to be able to properly interpret these cues and achieve any benefit. Best results are achieved with adults whose hearing loss develops later in life or with children. Recently, some cochlear implants have been indicated for severe hearing loss. However, cochlear implants have been controversial both because of strong resistance from portions of the deaf community and because of the irreversible nature of the surgery in which the cochlea is invaded and any residual hearing is destroyed. Accordingly, the Company does not believe that cochlear implants will achieve significant market penetration beyond their initial indication of profound hearing impairment. The Company estimates that, in 1997, the worldwide market for cochlear implants was under $100 million.

The Symphonix Solution

  The Company is developing a family of proprietary semi-implantable and implantable products, or soundbridges, for the management of moderate to severe hearing impairment. The Company's family of Vibrant soundbridges is based on its patented core technology, the Floating Mass Transducer ("FMT"). The FMT is a tiny transducer that is designed to enhance hearing by precisely mimicking and amplifying the movements of the ossicles by converting sound into mechanical vibrations. While conventional approaches have indirectly driven the ossicles by amplifying sound to increase the vibrations of the tympanic membrane, the FMT is attached directly to the ossicles and enhances the natural movement of these vibratory structures. This in turn generates enhanced stimulation of the delicate sensory hair cells in the inner ear. The FMT receives electrical signals from an Audio Processor, which picks up sound from the environment and converts these sounds into electrical signals. The Audio Processor transmits the signals to an implant under the skin. As a result, the ear canal is not obstructed, the natural resonance of the ear is maintained and an amplified, natural sound quality is achieved.


  The Company's soundbridges are implanted in a two hour surgery that can be performed on an outpatient basis utilizing the techniques which are similar to those employed in routine otologic procedures. Based on preclinical studies, the Company believes that the surgical procedure can be reversed without clinically meaningful damage to the patient's residual hearing. The Company believes that its family of Vibrant soundbridges offers a number of significant benefits, including:

  Improved sound quality and speech intelligibility. By leaving the ear canal unobstructed and the natural resonance undisturbed, a more natural sound quality is obtained over a broader range of frequencies, and the user's ability to understand speech is expected to be greater.

  Elimination of acoustic feedback. Since the Vibrant soundbridge mechanically drives the ossicles, it does not generate any acoustic feedback.

  Improved sound localization. Users are able to comprehend the acoustic sound environment, identify specific sounds and their source and differentiate sounds from background noise.

  Minimized social stigma. In the semi-implantable versions of the Company's soundbridges, the only external component is located behind the ear and generally hidden by the user's hair. As a result, social stigma is minimized. The totally implantable versions of the Company's soundbridges are being designed with no external components, and aesthetic considerations would be completely eliminated.

  Improved comfort. No part of the Vibrant soundbridge is inserted in the ear canal, resulting in increased comfort for users of the Vibrant soundbridge.

  Improved reliability. Since no components of the Vibrant soundbridge are in the ear canal, the reliability problems caused by wax and moisture are eliminated.

Strategy

  The Company's objectives are to establish its family of Vibrant soundbridges as the standard of care worldwide for the management of moderate to severe hearing impairment and to establish Symphonix as the leading company in the hearing management market. The following are key elements of the Company's strategy:

  Demonstrate improved quality of life. The Company intends to promote the potential benefits of its products to the hearing impaired population in order to expand the market to include not only current dissatisfied hearing aid users but also former users who have abandoned hearing aids due to either previous dissatisfaction or perceived social stigma. The Company believes that achieving real patient benefit in the form of improved quality of life will be an important factor in differentiating its products from the traditional approaches to hearing management.

  Develop surgeon and audiologist endorsement of the Company's family of soundbridges. The Company intends to position its family of Vibrant soundbridges as technologically advanced implants that address an unmet patient need and add to the products and services that surgeons can offer. The Company's strategy is to market its soundbridges initially to those specialists in otology who are currently most active in ear surgery and, thereafter, to the general population of ENT surgeons. Because the surgical procedure for implementing the Vibrant soundbridge utilizes many of the same techniques employed by surgeons trained and experienced in cochlear implant surgery, the Company believes that surgeon training will not be a significant impediment to market acceptance. An additional element of the Company's strategy is to build awareness among audiologists of the Company's soundbridges to encourage the referral of patients to surgeons.

  Leverage the Company's patented core technology. The Company intends to leverage its patented core FMT technology to develop new soundbridges and enhancements to its current technology. The Company intends to continue to dedicate significant resources to research and development to further develop its technology base and to expand the market it addresses through development of a family of alternate configurations of soundbridges. The Company has developed the Vibrant P soundbridge to permit a degree of customization to address the specific needs of a particular patient, and is developing the Vibrant D soundbridge to permit an even greater degree of customization along with the additional benefit of digital signal processing, and the Vibrant HF soundbridge to provide a benefit suited to those individuals who have a noise-induced hearing loss at high frequencies but relatively normal hearing at lower frequencies.

  Protect and enhance the Company's proprietary position. The Company intends to continue to aggressively pursue proprietary protection for its technologies and products. The Company has 7 patents issued in the United States, one patent issued internationally and 31 patents pending both in the United States and internationally covering a number of fundamental aspects of the FMT and related technologies.

Products Under Development

  Symphonix is developing proprietary semi-implantable and implantable soundbridges, utilizing the Company's core FMT technology to manage hearing impairment. The Company believes that the Vibrant P, Vibrant HF and Vibrant D soundbridges will enable the Company to address a significant portion of the moderate to severe hearing impairment market currently not satisfied with traditional hearing aid devices. In addition, the Company is developing the Vibrant TI soundbridge which is being designed to be totally implantable with no external components.

  The Vibrant P, Vibrant HF and Vibrant D soundbridges utilize the same implant, with the differences in function being provided by modifications to the external Audio Processor, its software and programming unit. Utilization of a common implant will allow a user to upgrade the Audio Processor if a user's hearing changes over time. The following table sets forth the soundbridges under development by the Company and their development status:


================================================================================================================
 SOUNDBRIDGE                 DESCRIPTION                     HEARING LOSS                STATUS(1)
                                                              ADDRESSED
================================================================================================================
   Vibrant P       Second generation semi-                   Moderate to        Pivotal trial enrollment
                   implantable hearing device with           severe             completed in the United States;
                   programmable dual-band analog                                product sales in Europe
                   signal processing.
-------------------------------------------------------------------------------------------------------------------
   Vibrant HF      Second generation semi-implantable        Noise-             Pivotal trial approved in the
                   hearing device designed to address        induced high       United States and enrollment
                   noise induced high frequency              frequency          under way; gathering clinical
                   hearing loss by using modified            loss               data in a limited number of
                   signal processing.                                           patients in Europe
-------------------------------------------------------------------------------------------------------------------
   Vibrant D       Third generation semi-implantable         Moderate to        IDE supplement expected to be
                   hearing device, with programmable         severe             submitted in 1999;
                   3-band digital signal processing.
-------------------------------------------------------------------------------------------------------------------
   Vibrant XP      Second generation semi-implantable        Severe to          Early stage of development
                   hearing device designed to address        profound
                   more severe hearing impairment by
                   using modified signal processing
                   and an externally worn battery
                   pack, coupled with a modified
                   implant.
-------------------------------------------------------------------------------------------------------------------
   Vibrant TI      Designed to be totally implantable        Moderate to        In development
                   with no external components.              severe
===================================================================================================================

(1) Regulatory filing dates reflect the Company's plans and are subject to delay or cancellation depending upon contingencies that may arise in the development process.

  The Company's Vibrant P, Vibrant HF and Vibrant D soundbridges, have both external and implantable components. The external Audio Processor consists of
(i) a microphone that picks up sound from the environment, (ii) sound processing circuitry that converts the sound to an electronic signal and modulates the signal to reduce potential noise interference from broad band electromagnetic fields and (iii) a small 1.5 volt battery that powers the device. The Audio Processor is placed on the skull behind the ear and is held in place by magnetic attraction to an implanted receiver, the VORP (Vibrating Ossicular Prosthesis). The Audio Processor is small enough to be concealed by the user's hair.

                 [ILLUSTRATION OF VIBRANT SOUNDBRIDGE IN PLACE]

  The VORP converts the electronic signal to a mechanical vibration of the ossicles in the middle ear. The VORP consists of (i) a receiver unit that receives the electromagnetic signal through the skin from the external Audio Processor and breaks down the electrical signal to the appropriate drive signal for the FMT, (ii) a conductor link that connects the implanted receiver unit to the FMT and (iii) the FMT itself, which is attached to the incus using a titanium clip. All of these components are insulated from body chemistry using well established implantable device materials used in pacemaker and implantable defibrillator systems.

  The FMT is a tiny transducer, smaller than a grain of rice, that comprises a floating magnet contained within a titanium housing. A coil surrounding the housing generates a small electromagnetic field based on a signal received from the VORP's receiver unit. The electromagnetic interaction of the magnet and the coil creates a mechanical vibration of the entire FMT. This vibration enhances the natural movement of the ossicles, which in turn generates enhanced stimulation of the delicate sensory hair cells in the inner ear. A critical element of the proprietary FMT design is the proximity of the magnet to the electromagnetic field that causes the magnet to vibrate. By keeping the magnet and the coil close together, the FMT maximizes electromagnetic coupling while minimizing power consumption.

                         [LOGO OF PRODUCT ILLUSTRATION]

  The surgical procedure for the implantation of the Vibrant soundbridges involves techniques which are similar to those employed in other common otologic procedures. The internal receiver unit is implanted below the skin and muscle behind the ear. The conductor link connecting the receiver unit to the FMT is placed through the excavated mastoid bone. These steps are similar to those required for the surgical placement of a cochlear implant receiver. In the middle ear, the FMT is attached to the ossicles in a manner similar to the way otologists have traditionally attached ossicular prostheses for management of conductive hearing loss. Because the surgery involves surgical techniques that are familiar to ear surgeons, the Company believes that surgeon training will not be a significant impediment to market acceptance. The procedure may be performed on an outpatient basis, and generally can be performed in about two hours. Approximately eight weeks following the surgery, the Audio Processor is fitted by an audiologist with the appropriate sound processing settings. The Company's approved Investigational Device Exemption ("IDE") only permits implantation in one ear. This will generally be the ear with the poorest unaided functional hearing. Based on preclinical studies, the Company believes that the surgical procedure can be reversed without damage to the patient's residual hearing.

 Vibrant P soundbridge

  The Vibrant P soundbridge is designed to permit, through programming, a degree of customization to address the specific needs of a particular user's hearing loss, thereby permitting a broad range of types of hearing loss to be managed. At the time of fitting, the Audio Processor is connected to a hand-held programming unit which allows the audiologist to adjust separately the low and high frequencies. This permits customization to the patient's needs in either the high or low frequency band.

  The Company received approval to affix the CE mark to the Vibrant P soundbridge in March 1998 and commenced selling activities in the European Union at that time. The Vibrant P soundbridge has superceded the Company's first generation Vibrant soundbridge. In the United States, the Company has completed enrollment in the pivotal phase of a U.S. Food and Administration ("FDA") approved multi-center study. During the year ended December 31, 1998, the Company was selected by the FDA to participate in the new, streamlined Pre-Market Approval ("PMA") process called the modular PMA. Under the modular PMA process, modules reflecting the content requirements of a traditional PMA are submitted as they are completed, allowing them to be reviewed and approved in a sequential manner. To date, the Company has submitted four modules of its PMA for the Vibrant P soundbridge. There can be no assurance that the Company's participation in the modular PMA program will lead to the timely approval of the Vibrant P soundbridge, if at all.

 Vibrant HF soundbridge

  The Vibrant HF soundbridge is being developed to provide a benefit for those individuals who have a hearing loss at high frequencies but relatively normal hearing at lower frequencies. Hearing aids usually are limited in effectiveness at higher frequencies due to acoustic feedback and internal speaker response. With the increasing exposure to noise in modern society, it has been observed that people may experience noise-induced hearing loss from aircraft, automobiles, lawn mowers and high powered stereo equipment as well as military service and machinery within the workplace. The Vibrant HF soundbridge will be configured through selective signal processing.

  The Company received permission to affix the CE mark to the Vibrant HF soundbridge in July 1998. The Company is gathering clinical data on the Vibrant HF soundbridge on a limited number of patients in Europe prior to initiating full-scale commercial selling activities. In the United States, the Company has received approval of an IDE supplement to include the Vibrant HF soundbridge in its existing pivotal trial of the Vibrant P soundbridge. There can be no assurance, however, that the Company will not be required to submit a separate PMA for the Vibrant HF soundbridge.

 Vibrant D soundbridge

  The Vibrant D soundbridge under development is similar to the Vibrant P soundbridge, but is designed to permit an even greater degree of customization to address the specific needs of a particular user's hearing loss, through digital signal processing. Fully automatic and independent sound processing in three separate frequency bands is provided. At the time of fitting, the Audio Processor is connected to a programming unit which allows the audiologist to adjust separately the low, mid and high frequencies. This sophisticated system will be capable of analyzing sound and automatically adjusting the soundbridge's response.

  The Company intends to seek approval of an IDE supplement for the Vibrant D soundbridge during 1999 and also to initiate a limited clinical trial in 1999. There can be no assurance, however, that the Company will not be required to submit a separate IDE and PMA for the Vibrant D soundbridge.

 Vibrant XP soundbridge

  The Vibrant XP soundbridge is intended to provide a benefit for those individuals who have a severe to profound hearing loss with a high level of speech recognition. Currently, there are only limited treatment options for such individuals.

  The Vibrant XP soundbridge will be configured to provide modified signal processing and higher output from the FMT, thereby providing additional benefit for certain people with a severe to profound hearing impairment. Generating this higher output will require an external body-worn battery pack, similar to those used for cochlear implants. However, unlike cochlear implants, the Vibrant XP soundbridge will not require penetration of the inner ear with its attendant damage to residual hearing.

  The Company is evaluating alternative technical approaches and may conduct a feasibility study in 1999 on a limited number of patients in Europe to assess the viability of this product concept.

 Vibrant TI soundbridge

  The Company is developing versions of the Vibrant soundbridge for the management of moderate to severe hearing impairment that are totally implantable with no external components. The essential function of the FMT for these products will be the same as in the semi-implantable products. However, all the functions currently performed by the external Audio Processor are being designed to be performed by implanted components. The Company believes that the Vibrant TI soundbridge, if successfully developed, will be applicable especially for people who are particularly physically active or who are concerned about aesthetics.

  Three critical elements of producing the Vibrant TI soundbridge are the development of an implantable microphone that can adequately pick up sound from the external environment, the development of a transcutaneously rechargeable battery to power the device and the design of the signal processing chip set. The microphone is being developed internally by the Company and the battery is being developed under a cooperative development project with a specialized battery manufacturer. Additionally, the Company has initiated the development, using third party contractors, of the electronic chip set that will provide the signal processing electronics for the Vibrant TI soundbridge. However, there can be no assurance that such components will be successfully developed in a timely manner, if at all.

  Although the Company has commenced selling the Vibrant P soundbridge in the European Union, all of the Company's other products are in development, and accordingly, significant revenues from product sales will not be realized for at least several years, if ever. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained or labeling claims will be as broad as sought, that the Company's products will be capable of being produced in commercial quantities with acceptable yields at reasonable costs, or that any products, if introduced, will achieve market acceptance.

Clinical Trial Activities

 United States

  On February 23, 1996, the Company received approval of an IDE for the Vibrant soundbridge from the FDA. The Vibrant was the Company's first generation semi-implantable hearing device. The Company completed a Phase I trial under the IDE and submitted the interim report to the FDA. This trial was limited to five subjects, including Geoffrey R. Ball, a founder of the Company, at two investigational sites and was intended to test the safety and provide preliminary evidence of efficacy of the device and the surgical procedures used to implant the device. Due to the limited number of subjects evaluated, no statistically valid conclusions could be made from the results reported to the FDA.

  In the Phase I study, the Company observed the following performance characteristics: increased functional gain at higher frequencies (i.e., >2000
Hz); elimination of occlusion effect; elimination of acoustic feedback; elimination of placement loss; and reduction of maintenance issues. A self-assessment questionnaire targeted seven communicative issues (i.e., reverberation, familiar talker, reduced cues, background noise, aversion to sounds, ease of communication, and distortion of sounds). Subject responses indicated a significant improvement in six of the seven categories with the Vibrant soundbridge when compared to their current acoustic hearing aid.

  In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P soundbridge, the Company's second generation semi-implantable device, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal
study in 55 subjects at up to 12 sites with the Vibrant P soundbridge.   In
November 1998 the Company received FDA approval of an IDE supplement to include the Vibrant HF soundbridge in this study. The Company has enrolled 55 subjects in the study. However, because the IDE supplement allowing the inclusion of the Vibrant HF soundbridge was approved when enrollment was almost complete, only one of the 55 subjects is to be fitted with a Vibrant HF soundbridge. To facilitate enrollment of a greater number of subjects who receive the Vibrant HF soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company expects to enroll these additional subjects in 1999.

  Of the 55 subjects enrolled in the pivotal study, 37 have had the Audio Processor fitted and initial results evaluated and 12 subjects have completed the five-month protocol. The study focuses on five primary end-points: absence of damage to residual hearing; functional gain; elimination of occlusion; reduction of acoustic feedback; and improved benefit in relation to the hearing
aid as measured by a standard self-assessment questionnaire.   The data on the
limited number of subjects (twelve) evaluated so far appear to be consistent with the intended claims for the Vibrant P soundbridge.

  As of January 31, 1999, 60 subjects have been implanted with the Vibrant P and Vibrant HF soundbridges in the Company's United States clinical trials.

 Europe

  In March 1998, the Company completed a multi-center EN 540 clinical trial in Europe at seven institutions. Clinical sites were located in Germany, Italy, the Netherlands, the United Kingdom, Switzerland and France. The EN 540 protocol investigated the safety and performance of the Vibrant soundbridge and the Vibrant P soundbridge. In the EN 540 trial, 47 subjects were implanted with the Company's soundbridges, 19 with the first generation Vibrant soundbridge and 28 with the second generation Vibrant P soundbridge. With the Vibrant soundbridge, performance was only evaluated for functional gain and the results were comparable to those achieved by the subjects in the United States trial. With the Vibrant P soundbridge, the subjects demonstrated functional gains as high as 50 dB at 1000 Hz, 55 dB at 1500 Hz, 60 dB at 2000 Hz, 40 dB at 3000 Hz, 50 dB at
4000 Hz, 40 dB at 6000 Hz,
and 35 dB at 8000 Hz. These functional gain values reported were at "user settings" and did not necessarily reflect the maximum functional gains attainable with the device. The results of the EN540 trial were considered adequate by the Company's Notified Body for purposes of affixing the CE mark to the Vibrant P soundbridge.

  Subsequent to the completion of the EN540 trial, the Company received authorization to affix the CE mark to the Vibrant P and HF soundbridges. The Company has begun selling the Vibrant P soundbridge in Europe, and the Vibrant HF soundbridge is currently the subject of limited clinical testing. As of January 31, 1999, approximately 120 patients have been implanted with the Vibrant P and Vibrant HF soundbridges in Europe including patients implanted in the Company's EN540 trial as well as patients implanted subsequent to the completion of the EN540 trial.

  There can be no assurance that the Company's clinical trial efforts will progress as expected, not be delayed or that such efforts will lead to the successful development of any product. No assurance can be given that any of the Company's proposed clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned. Any delays in the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations. Success in preclinical studies or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Further, there can be no assurance that if such testing of products under development is completed, any such devices will be accepted for formal review by the FDA or approved by the FDA for marketing in the United States.

Research and Development

  The Company had 26 employees engaged in research and development, including regulatory and clinical affairs, as of December 31, 1998. The Company's research and development has focused on developing its patented core FMT technology, developing its family of Vibrant soundbridges and conducting appropriate preclinical and clinical testing. The Company expended approximately $8.3 million and $6.4 million for the years ended December 31, 1998 and 1997, respectively, on research and development. The Company anticipates that it will continue to expend substantial resources on completion of the development and clinical testing of the Vibrant HF and Vibrant D soundbridges, supporting manufacturing scale-up and the development and clinical testing of the Vibrant TI soundbridge. In addition, the Company may devote resources to the development of the Vibrant XP soundbridge and the development of products for the treatment of conductive hearing loss. Product development involves a high degree of risk and there can be no assurance that the Company's product development efforts will result in any commercially successful products.

Manufacturing

  The Company currently manufactures its products in limited quantities for laboratory testing, for its clinical trials and for initial commercial sales. The manufacture of the Company's soundbridges is a complex operation involving a number of separate processes, components and assemblies. Each device is assembled and individually tested by the Company. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies, and certain processes are performed in an environmentally controlled area. After completion of the manufacturing and testing processes, implantable devices are sterilized by a sub-contracted supplier. The Company has no experience manufacturing its products in the volumes or with the yields that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that the Company can establish high volume manufacturing capacity or, if established, that the Company will be able to manufacture its products in high volumes with commercially acceptable yields. The Company will need to expend significant capital resources and develop manufacturing expertise to establish commercial-scale manufacturing capabilities. Furthermore, prior to approval of a PMA, the Company's facilities, procedures and practices will be subject to a pre-approval inspection by the FDA. The Company's inability to successfully manufacture or commercialize its soundbridges in a timely matter could have a material adverse effect on the Company's business, financial condition and results of operations.

  Raw materials, components and subassemblies for the Company's soundbridges are purchased from various qualified suppliers and are subject to stringent quality specifications and inspections. The Company conducts quality audits of its key suppliers, several of whom are experienced in the supply of components to manufacturers of implantable medical devices, such as pacemakers, defibrillators and drug delivery pumps. A number of components and subassemblies, such as silicone, signal processing electronics and implant packaging are provided by single source suppliers. Certain components of the Vibrant P, Vibrant HF and Vibrant D soundbridges, the analog and digital signal processing microcircuits, are provided by sole source suppliers. None of the Company's suppliers is contractually obligated to continue to supply the Company nor is the Company contractually obligated to buy from a particular supplier. For certain of these components and subassemblies, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components and subassemblies could not be accomplished quickly. In addition, if the Company wishes to significantly modify its manufacturing processes or change the supplier of a critical component, additional approvals will be required from the FDA before the change can be implemented. Because of the long lead time for some components and subassemblies that are currently available from a single source, a supplier's inability or failure to supply such components or subassemblies in a timely manner or the Company's decision to change suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System ("QS") regulation compliance inspections conducted by the FDA and corresponding state agencies. Additionally, prior to approval of a PMA, the Company's and its third-party manufacturers' facilities, procedures and practices will be subject to pre-approval QS regulation inspections. The Company has been inspected by the Food and Drug Branch of the California Department of Health Services ("CDHS") and a Device Manufacturing License has been issued to the Company. The Company will be required to comply with the QS regulation requirements in order to produce products for sale in the United States and with applicable quality system standards and directives in order to produce products for sale in the EU. Any failure of the Company to comply with the QS regulation or applicable standards and directives may result in the Company being required to take corrective actions, such as modification of its policies and procedures. Pending such corrective actions, the Company could be unable to manufacture or ship any products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales, Marketing and Training

  The primary market for the Company's products in the United States is well defined and highly concentrated. Of the approximately 8,000 ENT surgeons in the United States, approximately 400 are specialists in otology. The Company believes that it can address this market with a direct sales force. The Company's strategy is to market its products initially to those specialists in otology who are currently most active in ear surgery, and, subsequently, to the general population of ENT surgeons. Because the surgical procedure for implementing the Company's soundbridges utilizes many of the same techniques employed by surgeons trained and experienced in cochlear implant surgery, the Company believes that surgeon training will not be a significant impediment to market acceptance.

  The Company intends to position its family of Vibrant soundbridges as technologically advanced implants that address an unmet patient need and add to the products and services that surgeons can offer. Patients who have traditionally been candidates for a hearing aid often are first seen by an ENT surgeon, prior to being referred to a hearing device dealer or dispensing audiologist. Accordingly, endorsement by the surgical community will be an important goal of the Company's marketing programs. The Company will also seek to develop a high degree of awareness by and endorsement from audiologists.

  The Company intends to promote the benefits of its products to consumers in order to expand usage to include not only those who are currently dissatisfied with hearing aids, but also those who have abandoned hearing aids due to either dissatisfaction or perceived social stigma.

   The Company has established a European sales and marketing organization which, as of December 31, 1998, is comprised of three marketing management and support personnel located in Basel, Switzerland and three sales managers performing direct sales activities in Germany, France, the United Kingdom, Switzerland and Austria. In addition, the Company has hired a sales manager for South America. The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. While the Company intends to continue to market its products to these specialists, it also plans to focus on the referring physicians, audiologists and the general population of ENT surgeons in an attempt to increase the number of patients that are referred to specialist ear surgeons. The Company is also attempting to gather clinical and other data which it believes will be helpful in obtaining reasonable reimbursement levels for its products. The Company also has distributors in Sweden, Denmark, Italy, Spain, Portugal, Belgium, The Netherlands, Luxembourg, and certain countries in the middle east and North Africa. The Company has also established a distributor for certain countries in South America. In other international markets, including Japan, the Company will seek to establish a network of distributors.

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

Competition

  The medical device industry is subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids. Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Philips Medical Systems North America Co., Starkey Laboratories Inc., Beltone Electronics Corp., Dahlberg Inc., ReSound Corp., Oticon, Inc., Widex Hearing Aid Co., Inc. and Phonak Inc. There can be no assurance that the Company's soundbridges will be able to successfully compete with established hearing aid products. Although, to the Company's knowledge, none of these acoustic hearing aid manufacturers are currently developing direct drive devices, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive sensorineural hearing devices. Research of this type has been conducted at various sites for over 20 years. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

  The Company believes that the primary competitive factors in the hearing management market will be the quality of the hearing enhancement, safety, whether surgery is required, reliability, endorsement by the surgeon and audiology communities, patient comfort, cosmetic result and price. The Company believes that it will be competitive with respect to these factors. Nonetheless, because the Company's products are either under development or in the very early stages of commercialization, the relative competitive position of the Company in the future is difficult to predict.

  The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements.

Patents and Proprietary Technology

  In the United States, the Company holds 7 issued patents and 14 pending patent applications, of which 3 have been allowed but not yet issued. Additionally, the Company has 1 issued and 17 pending foreign patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing impairment. In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing or violating the proprietary rights of others.

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

  In addition, there can be no assurance that competitors, many of which have substantial resources, will not seek to apply for and obtain patents that will prevent, limit or interfere with he Company's ability to make, use or sell its products either in the United States or in international markets. Although the Company has conducted searches of patents issued to other companies, research or academic institutions or others, there can be no assurance that such patents do not exist, have not been filed or could not be filed or issued, which contain claims relating to the Company's technology, products or processes. Patents issued and patent applications filed in the United States or internationally relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. In addition, patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. There may be pending applications, which if issued with claims in their present form, might provide proprietary rights to third parties relating to products or processes used or proposed to be used by the Company. The Company may be required to obtain licenses to patents or proprietary rights of others. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

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

  Recently Public Law 104-208 was signed into law in the United States and limits the enforcement of patents relating to the performance of surgical or medical procedures on a body. This law precludes medical practitioners and health care entities, who practice these procedures, from being sued for patent infringement. Therefore, depending upon how these limitations are interpreted by the courts, they could have a material adverse effect on the Company's ability to enforce any of its proprietary methods or procedures deemed to be surgical or medical procedures on a body. In certain other countries outside the United States, patent coverage relating to the performance of surgical or medical procedures is not available. Therefore, patent coverage in such countries will be limited to the FMT or to narrower aspects of the FMT.

  The medical device industry in general has been characterized by substantial litigation. Litigation regarding patent and other intellectual property rights, whether with or without merit, could be time-consuming and expensive to respond to and could distract the Company's technical and management personnel. The Company may become involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company or to protect trade secrets of the Company. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that the Company would be successful in any attempt to redesign its products or processes to avoid such infringement or in obtaining licenses on terms acceptable to the Company, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure by the Company to redesign its products or processes or to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has not been involved in any litigation to date, in the future, costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

Government Regulation

  The Company's medical products, such as the Vibrant soundbridge, are regulated as medical devices. Accordingly, clinical trials, product development, labeling, manufacturing processes and promotional activities are subject to extensive review and rigorous regulation by government agencies in most countries in which the Company will seek to commercialize its products.

 United States

  In the United States, the Company's products are subject to applicable provisions of the United States Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal statutes and regulations governing, among other things, the design, manufacture, testing, safety, labeling, storage, record keeping, reporting, approval, advertising and promotion of medical devices. Noncompliance with applicable requirements can result in warning letters, fines, recalls or seizure of products, civil penalties, injunctions, total or partial suspension of production, withdrawal of approval or refusal to approve new marketing applications and criminal prosecution. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

  Pursuant to the FDC Act, the FDA regulates the design, manufacture, distribution, preclinical and clinical study and approval of medical devices in the United States. Medical devices are classified in one of three classes (Class I, Class II or Class III) on the basis of the controls necessary to reasonably assure their safety and effectiveness. Safety and effectiveness is considered to be reasonably assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to current QS regulations) and for Class II devices through the use of additional special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines).

  Generally, Class III devices are those which must receive premarket approval by the FDA to reasonably assure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices, or devices whose safety and effectiveness cannot be reasonably assured through general controls, even if supplemented by additional special controls). Active implantable devices, such as the Company's implantable hearing devices, are considered Class III devices.

  Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through a 510(k) Premarket Notification or FDA approval through a PMA application. While the Company has no products for which it expects to seek 510(k) clearance, it may file 510(k) submissions with respect to future products. A 510(k) clearance will generally only be granted if the information submitted to the FDA establishes that the device is "substantially equivalent" to a legally marketed predicate medical device. Frequently, the FDA will require clinical data in support of a 510(k) submission, and the 510(k) process can become time-consuming and expensive. Significant modifications of the labeling, manufacturing and design of any product that has been cleared through the 510(k) process will require a new 510(k) Premarket Notification, if those modifications could significantly affect the safety, effectiveness or intended use of the device.

  A PMA must be submitted if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing, and labeling to demonstrate the safety and effectiveness of the device. The Company believes that all versions of the Vibrant soundbridge currently under development are Class III devices and will require a PMA, as will future configurations of implantable hearing devices. The FDA has recently implemented a new streamlined PMA process called the modular PMA. Under the modular PMA process, modules reflecting the content requirements of a traditional PMA can be submitted as they are completed, allowing them to be reviewed and approved in a sequential manner.

  Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P soundbridge, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P soundbridge. In November 1998 the Company received FDA approval of an IDE supplement to include the Vibrant HF soundbridge in this study. The Company has enrolled 55 subjects in the study. However, because the IDE supplement allowing the inclusion of the Vibrant HF soundbridge was approved when enrollment was almost complete only one of the 55 subjects is to be fitted with a Vibrant HF soundbridge. To facilitate enrollment of a greater number of subjects who receive the Vibrant HF soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company expects to enroll these additional subjects in 1999. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned.

  Any delays in the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations. Success in preclinical studies or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Further, there can be no assurance that if such testing of products under development is completed, any such devices will be accepted for formal review by the FDA, or approved by the FDA for marketing in the United States.

  After a PMA is filed, the FDA begins its review of the submitted information, which generally takes between one and two years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with QS regulation requirements. There can be no assurance that the Company will be able to meet the FDA's requirements or that any necessary approval will be granted in a reasonable time frame, or at all.

  New PMAs or PMA supplements are required for significant modifications to the manufacture, labeling and design of a device that is approved through the PMA process. Supplements to a PMA often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

  The PMA process can be expensive, uncertain and can frequently require several years. Even when a PMA is approved, the FDA may impose restrictions on the indications for which the device can be marketed. There can be no assurance that the Company will be able to obtain necessary approvals on a timely basis, or at all, and delays in obtaining or failure to obtain such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have an adverse effect on the Company's business, financial condition and results of operations.

  Subsequent to the receipt of an FDA approval, the Company will continue to be regulated by the FDA with regard to the reporting of adverse events related to its products, and ongoing compliance with QS regulation. The Company's manufacturing facility must be registered with the FDA and the CDHS and will be subject to periodic inspections by the FDA and by the CDHS. A Device Manufacturing License has been issued by the State of California and this license must be renewed annually for the Company to continue manufacture of medical devices in California.

 Europe

  The primary regulatory environment in Europe is that of the EU which consists of 15 countries encompassing most of the major countries in Europe. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EU are the Medical Devices Directive 93/42/EEC ("MDD") and the Active Implantable Medical Devices Directive 90/385/EEC ("AIMDD"). In the EU, the Company's soundbridges will be regulated as active implantables and therefore be governed by the AIMDD. For products, such as those of the Company, that have not previously been commercialized in the EU, CE marking is required prior to initiation of sales in the EU. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices.

  Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive, and accordingly, can be commercially distributed throughout the EU. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body.

This third party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's product. An assessment by a Notified Body in one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU.

  For purposes of determining the necessary steps for assessing conformity, devices are classified under the Directives as Class I, Class IIa, Class IIb, Class III, or Active Implantable Medical Devices. Devices having a higher classification are considered to have a higher risk and, accordingly, are subject to more controls in order to bear CE marking. The Vibrant soundbridge is designated as an Active Implantable Medical Device. Essential requirements under the AIMDD include substantiating that the device meets the manufacturer's performance claims and that safety issues, if any, constitute an acceptable risk when weighed against the intended benefits of the device. The two principal aspects of assessing conformity for Active Implantable Medical Devices are determinations from the Notified Body that the processes employed in the design and manufacture of a device qualify as a full quality system in compliance with applicable standards (e.g., EN ISO 9001, EN 46001 and 90/385/EEC), and that the technical, preclinical, and clinical data gathered on the device are adequate to support CE marking.

  The Company has undergone an inspection by its Notified Body and its quality system has been certified by the Notified Body as being in compliance with the required standards. The Company has received approval to affix the CE mark to the Vibrant P and Vibrant HF soundbridges. With regard to the Vibrant D soundbridge, the Company intends to submit the technical data that its Notified Body has indicated will be required to satisfy the essential requirements of the AIMDD. To satisfy these requirements, the Company generally must complete a clinical trial conducted under European clinical trial standards (EN 540) to determine the safety and performance of the products. The Vibrant HF and Vibrant D soundbridges utilize the same implanted component as the Vibrant P soundbridge. Accordingly, the Notified Body did not require additional clinical data for the Vibrant HF soundbridge. The Notified Body has not yet, but may, request additional clinical data for the Vibrant D soundbridge. The Company must continue to pass annual EN ISO 9001, EN 46001 and AIMDD 2.3 quality system audits in order to retain the authorization to affix the CE mark to its products.

  Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the directives and received favorable determinations by the Notified Body, it is eligible to place the CE mark on its products. Manufacturers are subject to ongoing regulation under the AIMDD. The quality system will be subject to periodic audit and recertification, and serious adverse events must be reported to the authorities in the country where the incident takes place. If such incidents occur, the manufacturer may have to take remedial action, including withdrawal of the product from the EU market.

  While no additional premarket approvals in individual EU countries are required, prior to the marketing of a device bearing the CE mark, practical complications with respect to market introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Also, as the directives do not cover reimbursement and distribution practices, differences may occur in these and other areas.

Third-Party Reimbursement

  The Company believes that its products will generally be purchased by hospitals and clinics upon the recommendation of a surgeon. In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs, to reimburse all or part of the cost of the procedure in which the medical device is being used. Such third-party payors have become increasingly sensitive to cost containment in recent years and place a high degree of scrutiny on coverage and payment decisions for new technologies and procedures.

  Hearing aids, which do not involve surgery and, in certain cases, are exempt from the requirement for 510(k) approval, are generally not reimbursed, although a modest reimbursement is provided under certain insurance plans. Traditionally, hearing aid users have paid for these devices directly. For cochlear implants, however, that are technologically advanced and FDA-approved through the PMA process for the treatment of profound hearing impairment, a reimbursement is available for the device, the audiological testing, and the surgery. Similarly, reimbursement is available for ossicular replacement prostheses that are FDA-approved for the treatment of conductive hearing impairment. The Company anticipates that, as surgically implanted devices that require FDA PMA approval, the Company's products may also be the subject of reimbursement in the future. During clinical trials, the Company does not anticipate that there will be any reimbursement for the Vibrant soundbridge implant or procedure.

  The Company's strategy is to pursue reimbursement for the Company's soundbridges, once a PMA is approved by the FDA, based on surgeon endorsement and demonstration of improved quality of life for specific patient groups. Quality of life issues are included in the Company's clinical trial to provide data in support of this reimbursement strategy. There can be no assurance that the Company will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for the Company's products.

  Certain third-party payors are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these third-party payors may be independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. Because the Company's hearing prostheses are currently under development and have not received FDA clearance or approval, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use the Company's soundbridges. Failure by physicians, hospitals and other potential users of the Company's soundbridges to obtain sufficient reimbursement from third-party payors for the procedures in which the Company's soundbridges are intended to be used could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Even after obtaining the necessary foreign regulatory approvals, market acceptance of the Company's products and products currently under development in international markets will be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company believes that in Europe, the primary source of funding for products such as the Company's soundbridges is the various government sponsored healthcare programs. Requirements for the granting of reimbursement in many countries are not clearly specified and may involve the collection of additional clinical data in support of submissions to the appropriate health care administrations. There can be no assurance that any required data would be available on a timely basis or that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the EU as well as in international markets in which such approvals are sought.

  The Company believes that in the future reimbursement will be subject to increased restrictions both in the United States and in international markets. The Company believes that the overall escalating cost of medical products and services will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including the Company's products and products currently under development. There can be no assurance in either United States or international markets that third-party reimbursement and coverage will be available or adequate, that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or products currently under development or its ability to sell its products on a profitable basis. The unavailability of third-party payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability

  The Company's business involves the inherent risk of product liability claims. The Company maintains limited product liability insurance at coverage levels which the Company believes to be commercially reasonable and adequate given the Company's current operations. However, there can be no assurance that such insurance will continue to be available on commercially reasonable terms, or at all, or that such insurance will be adequate to cover liabilities that may arise. Any claims that are brought against the Company could, if successful, have an adverse effect on the Company's business, financial condition and results of operations.

Employees

  At December 31, 1998, the Company had 61 employees. Of these employees, 26 were in research and development, including regulatory and clinical affairs, 22 were in manufacturing and quality assurance and 13 were in administration, sales and marketing. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it maintains good relations with its employees.

Scientific Advisory Board

  The Company has established a Scientific Advisory Board consisting of five leading professionals in the fields of otology, otolaryngology and audiology. The Board meets periodically and reviews the Company's clinical progress and product development plans. The Company has also established an Audiology
Advisory Board consisting of five leading audiologists.   This board brings an
audiological perspective to clinical protocol issues, and audiological testing and results. In addition to periodic meetings of the boards, members of the boards are available on an individual basis to consult with the Company. Each member of the Scientific Advisory Board has received options for stock, pursuant to the 1994 Option Plan, for participation on the Board.

ITEM 2.  PROPERTIES

  The Company's principal administrative, manufacturing and research and development facility occupies approximately 30,500 square feet in San Jose, California, pursuant to a lease that expires in December 2002. The Company has established an office in Basel, Switzerland for the headquarters of its European sales and marketing organization. The Company believes that its facilities are adequate for its business as presently operated.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SMPX". The following table sets forth, for the periods indicated, the range of the low and high sales prices for the Company's Common Stock as reported on the Nasdaq National Market beginning February 13, 1998, the date the Common Stock commenced trading.

                                                                              High                    Low
Fiscal 1998:
  First Quarter (from February 13, 1998)..............................       $17 1/2                 $12 7/16
  Second Quarter......................................................       $16 7/8                 $ 10 1/4
  Third Quarter.......................................................       $12 1/8                 $  3 1/8
  Fourth Quarter......................................................       $ 7                     $  2 3/8

     As of December 31, 1998, there were approximately 175 holders of record of the Common Stock. On December 31, 1998, the last reported sale price on the Nasdaq National Market for the Common Stock was $ 4 1/8.

     The Company has not declared or paid any cash dividends on its Common Stock. The Company presently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

  On February 17, 1998, the Company completed the sale of 2,300,000 Common Shares at a per share price of $12.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-40339), which the United States Securities and Exchange Commission declared effective on February 12, 1998. The offering was underwritten by Cowen & Company and UBS Securities. On February 27, 1998 the Company completed the sale of an additional 345,000 Common Shares at a per share price of $12.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the $31,740,000 in aggregate proceeds raised by the Company in connection with the February offering, (i) approximately $2,221,800 was paid to the underwriters in connection with underwriting discounts and commissions and
(ii) approximately $1,120,000 was paid by the Company in connection with offering expenses, including legal, printing and filing fees. From February 17, 1998 to December 31, 1998, the Company has used the remaining proceeds of the offering in the following manner:


Use of Proceeds
---------------
Research & Development, including clinical trials         $ 7,400,000
Development of sales and marketing organization           $ 1,900,000
Leasehold improvements and capital expenditures           $ 1,000,000
Working capital and general corporate                     $ 2,600,000

Temporary investments
---------------------

Short-term investments                                    $15,500,000

  All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                  SELECTED CONSOLIDATED FINANCIAL DATA
                                  (In thousands, except per share amounts)

                                                          Period from May
                                                         17, 1994 (date of
                                                           inception) to
                                                            December 31,                              Years Ended December 31,
                                                            ------------                        ----------------------------------
                                                                  1994                1995          1996       1997         1998
                                                        -------------------   ---------------   ---------   ---------   ----------
Revenues:                                                                -                 -           -           -     $    597
Costs and expenses:
 Cost of goods sold..................................                    -                 -           -           -        1,663
 Research and development............................               $  707           $ 3,307     $ 5,399     $ 6,401        8,322
 Selling, general and administrative.................                  141               625       1,047       2,065        5,633
                                                                    ------           -------     -------     -------     --------
   Total costs and expenses..........................                  848             3,932       6,446       8,466       15,618

Loss from operations.................................                 (848)           (3,932)     (6,446)     (8,466)     (15,021)
Non-operating income:
 Interest income, net................................                   96               280         337         475        1,375
                                                                    ------           -------     -------     -------     --------
Net loss.............................................               $ (752)          $(3,652)    $(6,109)    $(7,991)    $(13,646)
                                                                    ======           =======     =======     =======     ========

Basic and diluted net loss per common share..........               $(0.42)          $ (1.86)    $ (2.79)    $ (3.10)    $  (1.24)
                                                                    ======           =======     =======     =======     ========
Shares used in computing basic and diluted net loss
 per common share....................................                1,771             1,962       2,190       2,579       10,987
                                                                    ======           =======     =======     =======     ========

                                                                                              December 31,
                                                                  ------------------------------------------------------------------
                                                                      1994              1995        1996        1997         1998
                                                                    ------           -------     -------     -------     --------
Balance Sheet Data:
 Total assets........................................               $4,910           $ 7,685     $11,951     $13,141     $ 28,695
 Working capital.....................................               $4,365           $ 6,188     $10,069     $ 9,554     $ 23,795
 Long-term debt......................................               $   99           $   423     $   596     $ 2,325     $  2,098
 Stockholders' equity................................               $4,568           $ 6,593     $10,238     $ 8,463     $ 23,875

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes", "anticipates" or "plans to..." as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" and "Additional Factors That Might Affect Future Results."

  Symphonix is developing a family of proprietary semi-implantable and implantable soundbridges for the management of moderate to severe hearing impairment. The Company's family of Vibrant soundbridges is based on its patented core FMT technology.

  The Company received the authorization to affix the CE Mark to the first generation Vibrant soundbridge and the second generation Vibrant P soundbridge in March 1998 and the Vibrant HF soundbridge in July 1998. The Company began selling activities for the Vibrant P soundbridge in the European Union in March 1998 and plans to commence selling activities for the Vibrant HF in Europe after it has gathered clinical data on a limited number of patients.

  The Company has established a European sales and marketing organization which, as of December 31, 1998, is comprised of three marketing management and support personnel located in Basel, Switzerland and three sales managers performing direct sales activities in Germany, France, the United Kingdom, Switzerland and Austria. In addition, the Company has hired a sales manager for South America. The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. While the Company intends to continue to market its products to these specialists, it also plans to focus on the referring physicians, audiologists and the general population of ENT surgeons in an attempt to increase the number of patients that are referred to specialist ear surgeons. The Company is also attempting to gather clinical and other data which it believes will be helpful in obtaining reasonable reimbursement levels for its products. There can be no assurance that the Company will be successful in its efforts to increase the number of patients who become candidates for the Company's soundbridges or in obtaining reimbursement for its products.

  In September 1996 the Company initiated clinical trials of the Vibrant soundbridge in the United States. On December 11, 1997, the FDA approved a multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P soundbridge. As of January 31, 1999 the Company had enrolled a total of 55 subjects in this pivotal study. During the year ending December 31, 1998, the Company was selected by the FDA to participate in the new, streamlined PMA process called the modular PMA. Under the modular PMA process, modules reflecting the content requirements of a traditional PMA are submitted as they are completed, allowing them to be reviewed and approved in a sequential manner. To date, the Company has submitted four modules of its PMA for the Vibrant P soundbridge. There can be no assurance that the Company's participation in the modular PMA program will lead to the timely approval of the Vibrant P soundbridge, if at all. In November 1998, the FDA approved the inclusion of the Vibrant HF soundbridge in the existing pivotal trial, and in January 1999 granted the Company permission to enroll an additional 15 subjects for purposes of evaluating the Vibrant HF soundbridge.

  Symphonix has a limited operating history. Through December 31, 1998 the Company had not generated significant revenue from product sales and had an accumulated deficit of $32.2 million. The Company expects to incur substantial losses through at least 2000. To date, the Company's principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings, an equipment lease financing and bank borrowings.

Results of Operations

     Revenue. Revenue of $597,000 was recorded in the year ended December 31, 1998 for sales of the Vibrant P soundbridge in Europe. No revenue was recorded in 1997 or 1996 because the Company had no product sales in those years.

     Cost of goods sold. Cost of goods sold was $1.7 million in the year ended December 31, 1998, and represents the direct cost of the products sold as well as a portion of the manufacturing overhead. There was no cost of goods sold for 1997 or 1996 because the Company had no product sales in those years.

  Research and Development Expenses. Research and development expenses were $8.3 million, $6.4 million and $5.4 million, in the years ended December 31,
1998, 1997 and 1996, respectively.   Research and development expenses consist
primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, preparation and filing of patent applications and the start-up of manufacturing. Research and development expenses increased from 1997 to 1998 in part due to higher facility costs attributable to the commencement of a lease on a new facility in January 1998. In addition, the Company increased the level of spending on supplies, professional services and equipment and hired more employees. During 1997, the Company increased its product development efforts, developed clinical research and regulating functions, initiated clinical trials and established a pilot manufacturing capability. To support these activities, the Company hired more employees and increased the level of spending on supplies, professional services and equipment. The Company expects its research and development expenses to increase in 1999, primarily due to the development of the Vibrant TI soundbridge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.6 million, $2.1 million and $1.0 million in the years ended December 31, 1998, 1997 and 1996, respectively. Selling, general and administrative expenses consist primarily of personnel, marketing, legal and consulting costs. Expenses increased from 1997 to 1998, due to the establishment of a European sales and marketing organization, the initiation of selling and marketing activities in Europe, amortization of deferred compensation and increases in administrative costs associated with expanded operations and becoming a public company. Expenses increased from 1996 to 1997 due to increases in the level of staffing and spending on professional services as the Company expanded the scope of its operations. The Company plans to expand its European sales organization in 1999 and as a result expects selling general and administrative expenses to increase in 1999.

  Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's Common Stock on the grant dates. Deferred compensation expense of $191,000 and $556,000 attributed to such options was amortized during the years ended December 31, 1997 and 1998, respectively. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

  Interest Income, net. Interest income, net was $1.4 million, $475,000 and $337,000 in the years ended December 31, 1998, 1997 and 1996, respectively.
Most of the increase from 1997 to 1998 was generated from interest income on net proceeds from the Company's February 1998 initial public offering.

  Income Taxes. To date, the Company has not incurred any U.S. income tax obligations. At December 31, 1998, the Company had net operating loss carryforwards of approximately $25.0 million for federal and $19.3 million for state income tax purposes, which will expire at various dates through 2013 and 2003, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's outstanding common stock occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

  Since its inception, the Company has funded its operations and its capital expenditures from net proceeds of its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling $26.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million, net. At December 31, 1998, the Company had $23.8 million in working capital, and its primary source of liquidity was $25.3 million in cash, cash equivalents and short-term investments.

  Capital expenditures, related primarily to the Company's research and development and manufacturing activities, were $1.6 million, $898,000 and $409,000 in the years ended December 31, 1998, 1997 and 1996, respectively. The increased capital expenditures in 1998 and 1997 relate primarily to the Company's new facility. At December 31, 1998, the Company did not have any material commitments for capital expenditures.

  In October 1997 the Company entered into a lease agreement for a new facility for a five year term commencing January 1998. During the quarter ended March 31, 1998 the Company relocated its research and development and administrative functions to the new facility. The Company completed the relocation of its manufacturing activities to the new facility in April 1998. Through December 31, 1998, the Company has made approximately $1.6 million in capital expenditures, primarily attributable to leasehold improvements and furniture and fixtures related to the new facility.

  The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At December 31, 1998, the Company had borrowings of $2.0 million and an outstanding letter of credit in the amount of $195,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

  Symphonix used $12.7 million in cash for operations in 1998, an increase of $6.2 million from the $6.5 million used in 1997. The increase was primarily due to an increase in net loss from 1997 to 1998.

  The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors including the availability of third party reimbursement, the progress of the Company's research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States, if approved for marketing, and internationally and other factors not within the Company's control. While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through 1999, there can be no assurance that the Company will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

  The Company has initiated planning for issues related to the upcoming new millennium. These issues derive from the use of software and hardware with embedded chips or processors that use two digits to refer to a year and do not properly recognize a year that begins with "20" instead of the familiar "19". The use of such software and hardware occurs at many internal and external points in the Company's development, supply, manufacturing and distribution chain both within the Company's internal operations as well as at important external partners, such as vendors and customers.

  The Company has developed a plan to address these issues and to enhance the Company's readiness for Year 2000. The Company's plan (the "Year 2000 Readiness Program") focuses on five areas: (1) network and facility infrastructure, (2) business applications software, (3) process control systems, (4) external
partners, and (5) the Company's products.   Within each area, the Year 2000
Readiness Program will involve (a) the identification of systems that may be susceptible to Year 2000 issues (the "identification phase"), (b) the assessment of the degree of readiness of those systems for the Year 2000 and an assessment of the risks that may be posed to the Company's business (the "assessment phase"), (c) the remediation of problems that are identified (the "remediation phase"), and (d) contingency planning.

  Network and facility infrastructure: Included in this category are the computer networks in the Company's San Jose, California headquarters and Basel, Switzerland European headquarters (including servers, computers, other network equipment and computer and network operating systems), together with general facility systems such as telephone and security systems. The Company expects that the identification and assessment phases will be completed during the first quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate.

  Business applications software: Included in this category are various applications used in design, manufacturing, distribution and finance. The Company's primary business application is a company-wide system used for manufacturing planning, accounting, inventory management and sales transactions. The Company expects that the identification and assessment phases will be completed during the second quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate. For many software applications, the Company will, in the assessment phase, rely on the software developer's representations regarding Year 2000 compliance of their software. There can be no assurance, however, that software applications represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects.

  Process control systems: Included in this category are instrumentation and systems used in design and manufacturing processes. The Company expects that the identification and assessment phases will be completed during the second quarter of 1999 at which time remediation and contingency planning will be initiated as appropriate.

  External partners: The Company intends to assess the possible effects on its operations of the Year 2000 compliance of certain relevant third parties, such as customers and service providers by using questionnaires and, in limited cases, site visits and interviews to solicit information from these parties. In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to complete the identification phase and initiate the assessment phase by the first quarter of 1999.

  Symphonix products: The Company's products are regulated by the FDA and the FDA has advised manufacturers of medical devices to address readiness of their products for year 2000 issues. The Company has completed a preliminary assessment and has informed the FDA that the Company does not believe that any of its existing products are susceptible to Year 2000 issues.

  The Company does not expect to incur costs in its Year 2000 Readiness Program that will be material to its business, financial condition or results of operations. However, until the Company completes the identification and assessment phases of its program, the full extent of the remediation costs will not be known and there can be no assurance that such costs will not be material. The Company will utilize both internal and external resources, such as consultants and professional advisors, in implementing the Year 2000 Readiness Program and the Company currently estimates that the external resources required during the identification and assessment phases of the Year 2000 Readiness Program will cost approximately $50,000. Because the Year 2000 Readiness Program is an ongoing process, all cost estimates are subject to change. Specific contingency plans will be developed upon completion of the assessment phases and may include additional procurement of inventory to assure continued supply from vendors.

  Although the Company intends to complete all phases of its Year 2000 Readiness Program by December 31, 1999, there can be no assurance, even if this program is successfully completed on schedule, that disruptions in the Company's business will be avoided. The Year 2000 issues are pervasive in nature and involve highly technical issues, not all of which are under the Company's control. Possible consequences of Year 2000 issues that the Company is unable to adequately identify, assess or remediate include but are not limited to: delays in supplies from vendors, delays in shipment to customers, errors in processing transactions, deficiencies in management of inventory, delays in collection of funds from customers, and diversion of management time and effort to addressing difficulties that emerge. The goal of the Company's Year 2000 Readiness Program is to plan for and reduce the risk of such difficulties. There can be no assurance that the Year 2000 Readiness Program will be completed in a timely manner or will be successful.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of 2000.

Additional Factors That Might Affect Future Results

     History of Losses and Expectation of Future Losses.

     At December 31, 1998, the Company had an accumulated deficit of $32.2 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). Although the Company has commenced selling the Vibrant P soundbridge in Europe, through December 31,1998 the Company has not generated significant revenues from these sales. The Company received CE Mark approval for the Vibrant HF soundbridge in July 1998 and plans to commence selling the Vibrant HF soundbridge after it has gathered clinical data on a limited number of patients. In the United States, the Company's Vibrant P and Vibrant HF soundbridges will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant P soundbridge only recently became available for sale in the EU and is not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through the year 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, including action relating to regulatory matters, progress of clinical trials, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

     Limited Clinical Testing Experience.

     In the United States, the Company has conducted only limited clinical trials of the Vibrant and Vibrant P soundbridges. The Company has received approval of an IDE to conduct a clinical trial of the Vibrant, Vibrant P and Vibrant HF soundbridges. In Europe, the Vibrant and Vibrant P soundbridges have been the subject of limited clinical testing. The Company intends to conduct clinical testing of the external components of the Vibrant HF soundbridge. The implanted components of the Vibrant HF soundbridge are the same as the implanted components of the Vibrant P soundbridge which was tested in clinical trials previously conducted by the Company in Europe. None of the Company's other soundbridges under development have been tested in human clinical trials and these soundbridges will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

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

     Reliance on FMT Technology.

     The Company has concentrated its efforts primarily on the development, implementation and acceptance of the FMT, the patented core direct drive
technology upon which all of the Company's soundbridges are based.   The
Company's soundbridges employ a direct drive approach to the management of hearing impairment, which is a novel development. There can be no assurance that the Company's soundbridges, based on the Company's FMT technology, will prove to be safe and effective, or that if proven safe and effective, can be manufactured at a reasonable cost or successfully commercialized.

     No Assurance of Market Acceptance.

     The market acceptance of the Company's soundbridges will depend upon their acceptance by the medical community and patients as clinically useful, reliable and cost-effective compared to other devices. Clinical acceptance will depend on numerous factors, including the establishment of the safety and the effectiveness of the soundbridge's ability to drive the ossicles directly and improve hearing over currently available hearing aids. Clinical acceptance will also depend on the receipt of regulatory approvals in the United States and the Company's ability to adequately train ear surgeons on the techniques for implanting the Company's soundbridges. There can be no assurance that the Company's soundbridges will be preferable alternatives to existing devices, some of which, such as the acoustic hearing aid, do not require surgery, or that the Company's soundbridges will not be rendered obsolete or noncompetitive by products under development by other companies. Patient acceptance of the Company's soundbridges will depend in part upon physician, audiologist and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches. Prior to undergoing surgery for the implantation of the Company's soundbridge, a patient may speak with a number of medical professionals, including the patient's primary care physician, an audiologist, an ENT specialist, as well as surgeons who specialize in ear surgery. The failure by any of these medical professionals to favorably recommend the Company's products and the surgery required to implant the soundbridge could limit the number of potential patients who are introduced to an ear surgeon as candidates for the Company's soundbridges. Even if the Company's soundbridges are adopted by the medical community, a significant market may not develop for the Company's products unless acceptable reimbursement from health care payors is available. There can be no assurance that the Company's soundbridges will be accepted by the medical community or consumers, that acceptable reimbursement from third-party payors will be available or that market demand for such products will be sufficient to allow the Company to achieve profitable operations. Failure of the Company's soundbridges, for whatever reason, to achieve significant adoption by the medical community or consumers or failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Future Capital Requirements; Uncertainty of Additional Funding.

     The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States, if approved for marketing, and internationally and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 shares of common stock. On February 27, 1998, the Company completed the sale of an additional 345,000 shares of common stock pursuant to the exercise by the underwriters of an over allotment option. Net proceeds to the Company totaled approximately $28.4 million. While the Company believes that the net proceeds of the offering, together with its previously existing capital resources and projected interest income, will be sufficient to fund its operations and its capital investments through 1999, there can be no assurance that the Company will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Volatility of Stock

  The market prices for securities of medical device companies have historically been highly volatile. Announcements of technological innovations or new products by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products under development by the Company or others, regulatory developments in both the United States and foreign countries and public concern as to the safety of new technologies, changes in financial estimates by securities analysts or failure of the Company to meet such estimates and other factors may have a significant impact on the market price of the common stock. In addition, the Company believes that fluctuations in its operating results may cause the market price of its common stock to fluctuate, perhaps substantially.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk with minimal impact. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily certain European currencies. At December 31, 1998, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


San Jose, California
January 22, 1999


To the Board of Directors and
Stockholders of Symphonix Devices, Inc.


  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Symphonix Devices, Inc. at December 31, 1998 and 1997, and the results of operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         PricewaterhouseCoopers LLP

                            SYMPHONIX DEVICES, INC.

                          CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)

                                                                                    December 31,
                                                                            -----------------------------
                                                                                 1998           1997
                                                                            -----------------------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                    $  3,401       $  4,908
  Short-term investments                                                         21,916          6,549
  Accounts receivable, net of allowance for doubtful
    accounts of $3 in 1998                                                          228              -

  Inventories                                                                       761              -
  Prepaid expenses and other current assets                                         211            451
                                                                               --------       --------
     Total current assets                                                        26,517         11,908
Property and equipment, net                                                       2,100          1,157
Other assets                                                                         78             76
                                                                               --------       --------
     Total assets                                                              $ 28,695       $ 13,141
                                                                               --------       --------
                             LIABILITIES
Current liabilities:
  Accounts payable                                                             $    684       $    366
  Accrued compensation                                                            1,060            888
  Other accrued liabilities                                                         751            778
  Current portion of capital lease obligation                                       227            322
                                                                               --------       --------
     Total current liabilities                                                    2,722          2,354
Capital lease obligation, less current portion                                       98            325
Bank borrowings, less current portion                                             2,000          2,000
                                                                               --------       --------
     Total liabilities                                                            4,820          4,679
                                                                               --------       --------
Commitments (Note 6).

                        STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value
  Authorized:  50,000,000 shares
  Issued and outstanding: no shares in 1998, 9,195,000 shares in 1997                 -              9
Common stock, $.001 par value:
  Authorized: 50,000,000 shares
  Issued and outstanding: 12,201,000 in 1998 and 2,785,000 in 1997                   12              3
Notes receivable from stockholders                                                 (484)          (499)
Deferred compensation                                                            (1,517)        (2,073)
Additional paid-in capital                                                       58,040         29,526
Accumulated other comprehensive loss                                                (26)             -
Accumulated deficit                                                             (32,150)       (18,504)
                                                                               --------       --------
     Total stockholders' equity                                                  23,875          8,462
                                                                               --------       --------
       Total liabilities and stockholders' equity                              $ 28,695       $ 13,141
                                                                               --------       --------

           The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                                                Year Ended December 31,
                                                           ---------------------------------------------------------------
                                                                 1998                   1997                   1996
                                                           ----------------     ------------------     -------------------
Revenue                                                         $   597               $     -                $     -

Costs and expenses:
  Costs of goods sold                                             1,663                     -                      -
  Research and development                                        8,322                 6,401                  5,399
  Selling, general and administrative                             5,633                 2,065                  1,047
                                                               --------               -------                -------
                                                                (15,618)               (8,466)                (6,446)
                                                               --------               -------                -------

  Operating loss                                                (15,021)               (8,466)                (6,446)

Interest income                                                   1,486                   581                    423
Interest expense                                                   (111)                 (106)                   (86)
                                                               --------               -------                -------
  Net loss                                                     $(13,646)              $(7,991)               $(6,109)
                                                               --------               -------                -------

Basic and diluted net loss per common share                    $  (1.24)              $ (3.10)               $ (2.79)
                                                               --------               -------                -------

Shares used in computing basic and diluted net loss
  per common share                                               10,987                 2,579                  2,190
                                                               --------               -------                -------



                      The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Year Ended December 31,
                                                                                    ------------------------------------------------

                                                                                         1998             1997             1996
                                                                                    ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                                                          $(13,646)          $ (7,991)          $(6,109)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred compensation                                                556                191                 -
    Depreciation and amortization                                                        682                498               421
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (228)                 -                 -
      Inventory                                                                         (761)                 -                 -
      Prepaid expenses and other current assets                                          240               (374)              (23)
      Accounts payable                                                                   318                324               (26)
      Accrued compensation                                                               172                213               251
      Other accrued liabilities                                                          (27)               661               100
                                                                                    --------           --------           -------
        Net cash used in operating activities                                        (12,694)            (6,478)           (5,386)
                                                                                    --------           --------           -------

Cash flows from investing activities:
  Purchases of short-term investments                                                (37,086)           (10,009)           (8,222)
  Sales of short-term investments                                                     21,704              8,028             7,890
  Purchases of property and equipment                                                 (1,625)              (898)             (409)
  Change in other assets                                                                  (2)               (68)               51
                                                                                    --------           --------           -------
        Net cash used in investing activities                                        (17,009)            (2,947)             (690)
                                                                                    --------           --------           -------

Cash flows from financing activities:
  Proceeds from capital leases                                                             -                 63               518
  Payments on capital lease obligations                                                 (322)              (296)             (222)
  Proceeds from bank borrowings                                                            -              2,000                 -
  Proceeds from issuance of preferred stock, net of issuance costs                         -              5,990             9,682
  Proceeds from issuance of common stock, net of issuance costs                       28,514                 35                71
  Payments received on notes receivable from stockholders                                 15                  -                 -
                                                                                    --------           --------           -------
        Net cash provided by financing activities                                     28,207              7,792            10,049
                                                                                    --------           --------           -------

Net increase (decrease) in cash and cash equivalents                                  (1,496)            (1,633)            3,973
Effect of exchange rates on cash and cash equivalents                                    (11)                 2                 -
Cash and cash equivalents, beginning of year                                           4,908              6,539             2,566
                                                                                     -------          ---------           -------
Cash and cash equivalents, end of year                                               $ 3,401          $   4,908           $ 6,539
                                                                                     -------          ---------           -------

Supplemental disclosure of cash flow information and non-cash activities
  Cash paid during the year for interest                                          $ 111          $106            $ 86
                                                                                  -----          ----            ----
Common stock issued in exchange for promissory note                               $   -          $360            $124
                                                                                  -----          ----            ----
Change in short-term investments                                                  $ (15)         $  2            $  -
                                                                                  -----          ----            ----


                      The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the three years ended December 31, 1998
                     (in thousands, except per share data)

                                                      Preferred Stock      Common Stock         Notes
                                                                                              Receivable
                                                                                                 from
                                                                                              Stockholders
                                                      ----------------    ----------------
                                                      Shares    Amount    Shares    Amount
                                                      ----------------    ----------------
Balances, December 31, 1995                            6,842     $7        1,980     $2        $ (15)
 Series C preferred stock issued at $5.35 per
  share, net of issuance costs of $54                  1,162      1
 Series D preferred stock issued at $8.00 per
  share, net of issuance costs of $9                     441      -
 Common stock issued in connection with stock
  option exercise in exchange for $71 in cash
  and $124 of notes, net of repurchase of 73
  shares                                                                     404       -        (124)
 Net loss
                                                       -----     --        -----     --        -----
Balances, December 31, 1996                            8,445      8        2,384      2         (139)
 Series D preferred stock issued at $8.00 per
  share, net of issuance costs of $10                    750      1
 Common stock issued in connection with stock
  option exercise in exchange for $34 in cash
  and $360 in notes                                                          401      1         (360)
 Deferred compensation related to grant of
  options
Amortization of deferred compensation
 Unrealized losses on short-term investments
 Translation adjustments
 Net loss
                                                       -----     --        -----     --        -----
Balances, December 31, 1997                            9,195      9        2,785      3         (499)

                                                        Deferred     Paid-In        Comprehensive  Accummulated      Total
                                                      Compensation   Capital            Income        Deficit     Stockholders'
                                                                                        (Loss)                       Equity
                                                      ------------   --------       -------------  ------------   --------------
Balances, December 31, 1995                                           $11,003                       $ (4,404)      $  6,593
 Series C preferred stock issued at $5.35 per share,
  net of issuance costs of $54                                          6,162                                         6,163
 Series D preferred stock issued at $8.00 per share,
  net of issuance costs of $9                                           3,519                                         3,519
 Common stock issued in connection with stock option
  exercise in exchange for $71 in cash and $124 of
  notes, net of repurchase of 73 shares                                   195                                            71
  Net loss                                                                                            (6,109)        (6,109)
                                                                      -------                       --------       --------
  Balances, December 31, 1996                                          20,879                        (10,513)        10,237
 Series D preferred stock issued at $8.00 per share,
  net of issuance costs of $10                                          5,989                                         5,990
 Common stock issued in connection with stock option
  exercise in exchange for $34 in cash and $360 in
  notes                                                                   394                                            35
 Deferred compensation related to grant of options     $(2,264)         2,264                                             -
 Amortization of deferred compensation                     191                                                          191
 Unrealized losses on short-term investments                                         $(2)                                (2)
 Translation adjustments                                                               2                                  2
 Net loss                                                                                             (7,991)        (7,991)
                                                       -------        -------        --             --------       --------
Balances, December 31, 1997                             (2,073)        29,526         -              (18,504)         8,462

                                                      Preferred Stock      Common Stock         Notes
                                                                                              Receivable
                                                                                                 from
                                                                                              Stockholders
                                                      ----------------    ----------------
                                                      Shares    Amount    Shares    Amount
                                                      ----------------    ----------------
 Common stock issued in connection with the
  Company's initial public offering at $12.00
  per share, net of issuance costs of $1,119                                2,645      2
 Conversion of preferred stock to common stock
  upon the closing of the Company's initial
  public offering                                      (9,195)   (9)        6,682      7
 Common stock issued in conncetion with stock
  option exercises for cash                                                    65      -
 Common stock issued pursuant to the Company's
  Stock Purchase Plan                                                          24      -
 Payment of promissory note                                                                       15
 Amortization of deferred compensation
 Unrealized losses on short-term investments
 Translation adjustments
 Net loss
                                                       ------    --        ------     ---       -----
Balances, December 31, 1998                                 -     -        12,201     $12       $(484)
                                                       ======    ==        ======     ===       =====

                                                        Deferred     Paid-In        Comprehensive  Accummulated      Total
                                                      Compensation   Capital            Income        Deficit     Stockholders'
                                                                                        (Loss)                       Equity
                                                      ------------   --------       -------------  ------------   --------------
 Common stock issued in connection with the Company's
  initial public offering at $12.00 per share, net of
  issuance costs of $1,119                                             28,397                                        28,399
 Conversion of preferred stock to common stock upon
  the closing of the Company's initial public offering                      2                                             -
 Common stock issued in conncetion with stock option
  exercises for cash                                                       40                                            40
 Common stock issued pursuant to the Company's Stock
  Purchase Plan                                                            75                                            75
 Payment of promissory note                                                                                              15
 Amortization of deferred compensation                     556                                                          556
  Unrealized losses on short-
  term investments                                                                    (15)                              (15)
  Translation adjustments                                                             (11)                              (11)
  Net loss                                                                                           (13,646)       (13,646)
                                                       -------        -------        ----           --------       --------
Balances, December 31, 1998                            $(1,517)       $58,040        $(26)          $(32,150)      $ 23,875
                                                       =======        =======        ====           ========       ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)



                                                                                  Year Ended December 31,
                                                         ---------------------------------------------------------------------
                                                                1998                     1997                      1996
                                                         ----------------          ----------------          -----------------

Net loss                                                     $(13,646)                 $(7,991)                   $(6,109)
Unrealized losses on
     short-term investments                                       (15)                      (2)                         -
Translation adjustments                                           (11)                       2                          -
                                                             --------                  -------                    -------
Comprehensive loss                                           $(13,672)                 $(7,991)                   $(6,109)
                                                             --------                  -------                    -------



                  The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. FORMATION AND BUSINESS OF THE COMPANY:

Symphonix Devices, Inc. (the "Company") was incorporated on May 17, 1994 to develop and manufacture implantable and semi-implantable hearing devices. The Company sells products in Europe and South America through its direct sales force and distributors.

The Company's commercial operations commenced during 1998 at which time it emerged from the development stage. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue at least through 2000. The Company will finance its operations primarily through its cash, cash equivalents and short-term investments, together with existing credit facilities and future revenues. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its common or preferred stock through private placement or further public offerings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short-Term Investments:

All short-term investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally three to five years. Amortization of leasehold improvements and property and equipment under capital lease obligations is computed using the straightline method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically five years. Upon retirement or disposal of the asset, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in Other Income.

Research and Development:

Research and development costs are charged to operations as incurred.

Concentration of Credit Risk and Other Risks and Uncertainties:

The Company's cash and cash equivalents are primarily maintained at two financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. Historically the Company has not experienced significant losses related to individual customers. At December 31, 1998, three customers accounted for approximately 22.7%, 19.1% and 18.4% of accounts receivable, respectively.

The Company's products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. During 1998, the Company received approvals to market its Vibrant P and Vibrant HF soundbridges in the European Union. There can be no assurance that the Company's products will receive additional required approvals. If the Company was denied such approvals or such approvals were delayed, it would have a materially adverse impact on the Company.

Fair value of Financial Instruments:

Carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment line of credit and bank loan approximate fair values. Estimated fair values for short-term investments, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Income Taxes:

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign Currency Translation:

The Company's international subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

Computation of Basic and Diluted Net Loss per Common Share:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and accordingly all prior periods have been restated. Basic and diluted net loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants, and preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. The Company has determined that no incremental shares should be included in the computation of net loss per share in accordance with SAB No. 98.

Stock options, preferred stock, and warrants to purchase 694,000, 600,000 and 618,000 shares of common stock at prices ranging from $0.14 to $4.13 per share were outstanding at December 31, 1998, 1997, and 1996, respectively, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options, preferred stock and warrants could potentially dilute earnings per share in the future.

Revenue Recognition:

Revenue is generally recognized upon shipment of product to the customer.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating lower of cost or market.

Recent Accounting Pronouncement:


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of 2000.

3. BALANCE SHEET DETAIL:

Short-Term Investments:

Marketable securities are deemed by management to be available-for-sale and at December 31, 1998 and 1997 comprise (in thousands):

                                          December 31, 1998                           December 31, 1997
                                  --------------------------------           -----------------------------------
                                                         Estimated                                     Estimated
                                    Cost      Accrued       Fair             Cost          Accrued        Fair
                                    Basis     Interest     Value             Basis         Interest      Value
                                  -------     --------   ---------           ---------     --------    ---------
Municipal bonds                    $     -    $      -   $       -           $     500     $     8     $     508
Certificate of Deposit              11,504         405      11,909                   -           -             -
Commercial paper                     3,500          26       3,526               2,000          16         2,016
Medium term notes                    4,426          45       4,471               3,006          21         3,026
U.S. Government agencies             2,019           6       2,010                 996           4           999
                                   -------    --------   ---------           ---------     -------     ---------
                                   $21,449    $    482   $  21,916           $   6,502     $    49     $   6,549
                                   -------    --------   ---------           ---------     -------     ---------


At December 31, 1998 and 1997, scheduled maturities for all of the available-for-sale securities were less than one year. There were no realized gains or losses recognized in 1998 and 1997.

Property and Equipment:

Property and equipment include amounts for assets acquired under capital leases of $1,187,000 and $1,202,000, with related accumulated amortization of $1,107,000 and $882,000 at December 31, 1998 and 1997, respectively. Property and equipment consist of the following (in thousands):

                                                                                     December 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                ---------     --------
Furniture and Fixtures                                                          $     471     $    151
Machinery and equipment                                                             2,006        1,407
Leasehold improvements                                                              1,067          626
Software                                                                              170          108
                                                                                ---------     --------
                                                                                    3,714        2,292
Less accumulated depreciation and amortization                                    (1,614)      (1,135)
                                                                                ---------     --------
                                                                                $   2,100     $  1,157
                                                                                ---------     --------

Accrued Liabilities

Accrued liabilities comprise (in thousands):

                                                                             December 31,
                                                                      ---------------------------
                                                                          1998           1997
                                                                      -----------     -----------
Professional fees                                                           $ 146           $ 116
Clinical trials                                                               396             170
Other                                                                         209             492
                                                                            -----           -----
                                                                            $ 751           $ 778
                                                                            -----           -----


Inventories


Inventories are comprised of the following (in thousands):

                                                                             December 31,
                                                                      ---------------------------
                                                                          1998           1997
                                                                      -----------     -----------
Raw Materials                                                               $ 418            $  -
Work-in-Process                                                               182               -
Finished Goods                                                                161               -
                                                                      -----------     -----------
                                                                            $ 761            $  -
                                                                      -----------     -----------

4. CAPITAL LEASE OBLIGATIONS:

The Company has capital lease obligations under seven lease lines that expire between 1998 and 2001. Under the terms of these lease lines, the Company is responsible for property taxes and insurance. At December 31, 1998, the future minimum payments under capital leases are as follows (in thousands):


1999                                                                                        $ 256
2000                                                                                           97
2001                                                                                            8
                                                                                            -----
Minimum lease payments                                                                        361
Less amount representing interest                                                              36
                                                                                            -----
Principal amount of minimum lease payments                                                    325
Less current portion                                                                          227
                                                                                            -----
                                                                                             $ 98
                                                                                            -----

5. BANK BORROWINGS

The Company has a Loan Agreement with a bank providing for borrowings of up to $2,000,000 and the issuance of letters of credit up to $250,000. The agreement provides a revolving line of credit through December 31, 1999 after which the principal amount is repayable over four years. Borrowings under the agreement bear interest at the bank's prime rate plus 0.75% (8.5% at December 31, 1998) and are secured by substantially all of the Company's assets. The Company is required to maintain certain levels of cash and stockholders' equity and to comply with certain other financial covenants.

At December 31, 1998, the Company had borrowings of $2,000,000 and an outstanding letter of credit in the amount of $195,000 under the Loan Agreement. Future payments of principal under the Loan Agreement are as follows (in thousands):

1999                                                                  $    -
2000                                                                     500
2001                                                                     500
2002                                                                     500
2003                                                                     500
                                                                      ------
                                                                      $2,000
                                                                      ------

6. COMMITMENTS:

The Company rents its facilities under an operating lease that expires in December 2002. Under the terms of the lease, the Company is responsible for certain taxes, insurance and maintenance expenses. Future minimum rental payments under all operating leases as of December 31,1998 are as follows (in thousands):


1999                                                                  $  656
2000                                                                     665
2001                                                                     635
2002                                                                     666
                                                                      ------
                                                                      $2,622
                                                                      ------

Rent expense for the periods ended December 31, 1998, 1997, 1996 was $750,000, $162,000, and $118,000, respectively.

7. STOCKHOLDERS' EQUITY:

Initial Public Offering

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

In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation which eliminated the existing convertible preferred stock, changed the number of authorized preferred stock to 5,000,000 shares, $0.001 par value, and increased the shares of common stock authorized to 50,000,000 shares.

Reincorporation in Delaware

In January 1998, the Company reincorporated in Delaware. Under the reincorporation, each class and series of shares of the predecessor company were exchanged for one share of identical class and series of stock of the Delaware successor company having a par value of $0.001 per share for both common stock and preferred stock. The accompanying consolidated financial statements have been adjusted retroactively to give effect to the reincorporation.

Reverse Stock Split:

Share and per share data presented reflect a one-for-1.376 reverse stock split of the Company's common stock and a corresponding change in the preferred stock conversion ratios effective in February 1998. All common stock and per share amounts in these financial statements have been adjusted retroactively to give effect to the split.

Convertible Preferred Stock:

Under the Company's Certificate of Incorporation, the Company's preferred stock is issuable in series and the Company's Board of Directors is authorized to Shares Issued determine the rights, preferences and terms of each series. Upon the closing of the Company's initial public offering, all outstanding preferred stock was automatically converted into common stock.

At December 31, 1997, the amounts, terms and liquidation value of Series A, Series B, Series C and Series D convertible preferred stock were (in thousands):








                                                                                                   Shares of
                                                                                                    Common
                                                                             Shares                  Stock             Preferential
                                                      Shares               Issued and             Reserved for         Liquidation
 Series                              Amount         Authorized             Outstanding             Conversion             Value
 -----                              --------       -----------            -------------           ------------        --------------
A                                   $  5,436             5,500                    5,463                  5,500             $  5,463
B                                      5,498             1,500                    1,379                  1,500                5,516
C                                      6,163             1,500                    1,162                  1,500                6,217
D                                      9,509             1,250                    1,191                  1,250                9,528
                                    --------          --------                 --------               --------             --------
Balances, December 31, 1997         $ 26,606             9,750                    9,195                  9,750             $ 26,724
                                    --------          --------                 --------               --------             --------

Warrants:

The Company has issued warrants in connection with obtaining its equipment lease line of credit to purchase up to 26,889 shares of common stock at $1.38 per share and up to 6,722 shares of common stock at $5.50 per share. The warrants are exercisable until October 2004.

Notes Receivable:

In 1997, 1996 and 1994, the Company issued  338,000, 207,000, 1,076,000 shares, respectively, of its common stock to one of the founders and other key persons in exchange for promissory notes of $360,000, $124,000 and $30,000, respectively. The 1997 and 1996 promissory notes bear annual interest ranging from 6.36% to 6.84%, payable in the years 2001 and 2002. The 1994 promissory notes bore annual interest of 5.36%, payable in the year 1999, but were repaid by two principal payments of $15,000 made in each of 1994 and 1998. The related shares are pledged as collateral for the notes.

1997 Employee Stock Purchase Plan:

The Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") under which 75,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of common stock at 85% of the market value at certain plan-defined dates. During 1998, 24,459 shares were purchased under the Purchase Plan.

1994 Stock Option Plan:

The 1994 Stock Option Plan (the "1994 Plan") provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. The 1994 Plan is administered by a committee appointed by the Board of Directors which identifies optionees and determines the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

The terms of options granted under the 1994 Plan generally may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company or a parent or subsidiary of the Company (a "Ten Percent Stockholder"), may not exceed five years, however. Generally, options granted under the 1994 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option becoming exercisable at that time and an additional 1/48th of such shares becoming exercisable each month thereafter. Certain holders of options granted under the 1994 Plan may exercise their unvested options prior to complete vesting of shares, subject to such holder's entering a restricted stock purchase agreement granting the Company an option to repurchase, in the event of a termination of the optionee's employment or consulting relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. The exercise price of incentive stock options granted under the 1994 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of nonstatutory stock options granted under the 1994 Plan is determined by the Board of Directors. The exercise price of any incentive stock option granted to a Ten Percent Stockholder must equal at least 110% of the fair market value of the common stock on the date of grant.

Activity under the 1994 Plan is as follows (in thousands, except per share data):


                                                                            Options Outanding
                                                                     -------------------------------
                                                     Shares
                                                  Available for        Number of        Exercise              Aggregate
                                                      Grant             Shares            Price                 Price
                                                 --------------       ----------     ----------------         ---------------
C>
Balance, December 31, 1995                                  44             701       $ 0.14 - $  0.55               $  175
    Additional options reserved                            654
    Options granted                                       (572)            572       $ 0.14 - $  0.83                  420
    Options exercised                                                     (477)      $ 0.14 - $  0.83                 (196)
    Options canceled                                       211            (211)      $ 0.14 - $  0.55                  (60)
    Repurchase of common shares                             73
                                                        ------          ------                                      ------
Balance, December 31, 1996                                 410             585       $ 0.14 - $  0.83                  339
    Additional options reserved                            375
    Options granted                                       (396)            396       $ 1.10 - $  8.81                  803
    Options exercised                                                     (401)      $ 0.14 - $  2.20                 (394)
    Options canceled                                        13             (13)      $ 0.14 - $  1.10                   (7)
                                                        ------          ------                                      ------
Balance, December 31, 1997                                 402             567       $ 0.14 - $  8.81                  741
    Options granted                                       (281)            281       $ 3.13 - $ 10.50                1,145
    Options exercised                                                      (65)      $ 0.14 - $  3.13                  (40)
    Options canceled                                       123            (123)      $ 0.14 - $ 10.50                 (648)
                                                        ------          ------                                      ------
Balance, December 31, 1998                                 244             660       $ 0.14 - $  4.13               $1,198
                                                        ------          ------                                      ------

The difference between the exercise price and the deemed fair market value of the Company's common stock at the date of issue of certain stock options, totaling $2,264,000 has been recorded as deferred compensation as a component of stockholders' equity. Of this amount, $747,000 has been recognized as an expense through December 31, 1998. The remaining $1,517,000 will be recognized as an expense as the shares and options vest over periods of up to four years.

The options outstanding and currently exercisable by exercise price at December 31, 1998 are as follows:

                           Options outstanding                                            Options currently exercisable
--------------------------------------------------------------------------      ----------------------------------------------
                                    Weighted Average           Weighted                                       Weighted
                                        Remaining              Average                                        Average
Exercise         Number             Contractual Life           Exercise               Number                  Exercise
  Price        Outstanding              (years)                 Price              Exercisable                 Price
---------    ---------------    ----------------------    ----------------      ---------------    ---------------------------
  $0.14                 94                5.96                 $ 0.14                      92                  $0.14
  $0.55                 29                6.94                 $ 0.55                      19                  $0.55
  $0.73                 77                7.59                 $ 0.73                      32                  $0.73
  $0.83                 11                7.73                 $ 0.83                       6                  $0.83
  $1.10                128                8.41                 $ 1.10                      41                  $1.10
  $2.20                 86                8.76                 $ 2.20                      17                  $2.20
  $3.13                196                9.67                 $ 3.13                       7                  $3.13
  $4.13                 39                9.88                 $ 4.13                       0                  $4.13
              ------------                                                       ------------
                       660                8.37                 $1.820                     214                  $0.73
              ------------                                                       ------------

At December 31, 1997 and 1996, outstanding options to purchase 215,000 and 267,000 shares were exercisable at weighted average exercise prices of $0.59 and $0.62 per share, respectively.

The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board's Opinion No. 25 and related Interpretations in accounting for its stock option plans. If the Company had elected, beginning 1996, to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and basic and diluted net loss per common share would have been increased to the proforma amounts shown below (thousands except per share data):

                                                                                             Year Ended December 31,
                                                                             ----------------------------------------------------
                                                                                   1998              1997               1996
                                                                             --------------    --------------    ----------------
Net loss-as reported                                                             $13,646            $7,991              $6,109
Net loss-pro forma                                                               $13,828            $8,032              $6,127
Basic and diluted net loss per common share - as reported                        $  1.24            $ 3.10              $ 2.79
Basic and diluted net loss per common - proforma                                 $  1.26            $ 3.11              $ 2.80


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                   1998              1997               1996
                                                                             --------------    --------------    ----------------
Expected dividend yield                                                          0.0%              0.0%                0.0%
Risk-free interest rate                                                          5.2%              6.0%                5.8%
Expected volatility                                                             73.0%              0.0%                0.0%
Expected life (in years)                                                         5.0               5.0                 5.4

The weighted average estimated fair values of employee stock options granted during 1998, 1997, and 1996 were $2.59, $2.03, and $0.70, respectively. The weighted average estimated fair value of the Purchase Plan options issued during 1998 was $3.38.

The above proforma disclosures are not likely to be representative of the effects on net income (loss) and basic and diluted net income (loss) per share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to 1996.

8. INCOME TAXES:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are presented below (in thousands):

                                                                                              1998                    1997
                                                                                          ------------            ------------
Depreciation                                                                                $     44                  $   153
Capitalized start-up costs                                                                     1,604                    1,402
Net operating loss carryforward                                                                9,631                    5,241
Research and development credits                                                               1,648                    1,017
Other                                                                                            332                       51
Valuation allowance                                                                          (13,259)                  (7,864)
                                                                                            --------                  -------
                                                                                            $      -                  $     -
                                                                                            --------                  -------

Due to the uncertainties surrounding the realization of deferred tax assets, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets.

At December 31, 1998, the Company has $25,019,000 for federal and $19,302,000 for state net operating loss carryforwards which expire from 2009 through 2013 and 1999 through 2003, respectively, if not utilized.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

9. EMPLOYEE BENEFIT PLAN:

During 1996, the Company established a Retirement Savings and Investment Plan (the "Plan") under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the Plan. As of December 31, 1998, no Company contributions have been made to the Plan.

10. RELATED PARTY TRANSACTIONS:

In 1998, the Company purchased furniture and fixtures totaling $242,000 from an entity where the Company's President and Chief Executive Officer is a member of the board of directors. There were no outstanding payables relating to these transactions at December 31, 1998.

In February 1997, the stockholders approved the assignment of technology relating to and including two patent applications to VibRx in consideration for repayment of approximately $10,000 of related patent expenses and issuance of common stock equal to 20% of all VibRx's outstanding shares at such time as VibRx completes an initial financing with aggregate proceeds of at least $500,000. VibRx was formed and is controlled by the Company's President and Chief Executive Officer.

11. GEOGRAPHIC INFORMATION AND MAJOR CUTOMERS

The Company operates in one business segment; namely, the design, manufacture, and sale of implantable and semi-implantable hearing devices. During 1998, the Company received regulatory approvals and began to market certain products in the European Union and South America.

Two customers individually accounted for 18.9% and 14.7%, respectively of the Company's revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information regarding Directors appearing under the heading "Election of Directors" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders to be held on May 6, 1999, which information is hereby incorporated by reference. The executive officers of the Registrant, and their ages as of January 31, 1999, are as follows:

                        Name                                  Age                     Position
                        -----                                 ---                     --------
      Harry S. Robbins..............................           51   Chairman of the Board of Directors, President
                                                                    and Chief Executive Officer
      Geoffrey R. Ball..............................           35   Vice President, Chief Technical Officer and
                                                                    Director
      Alfred G. Merriweather........................           45   Vice President of Finance, Chief Financial
                                                                    Officer and Assistant Secretary
      Deborah A. Arthur.............................           48   Vice President of Clinical Affairs
      R. Michael Crompton...........................           40   Vice President of Regulatory Affairs and Quality
                                                                    Assurance
      Bob H. Katz...................................           38   Vice President of Research and Development
      Patrick J. Rimroth............................           44   Vice President of Operations

  Harry S. Robbins co-founded the Company and has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding in May 1994. From January 1991 to December 1993, Mr. Robbins was President and Chief Executive Officer of CardioRhythm, Inc., a medical device company that, from May 1992, was a subsidiary of Medtronic, Inc. Previously, Mr. Robbins held executive sales and marketing positions with Laserscope and Diasonics, Inc., medical device companies. Mr. Robbins is a director of Business Resource Group, a distributor of office furniture and systems. Mr. Robbins holds a B.A. degree in arts and sciences from Pennsylvania State University.

  Geoffrey R. Ball invented the FMT, co-founded the Company and has served as Vice President and Chief Technical Officer and a director since May 1994. From 1987 to March 1994, Mr. Ball was a biomedical engineer in the hearing research laboratory at the Veterans Hospital in Palo Alto, California, affiliated with Stanford University. Mr. Ball holds an M.S. degree in systems management from the University of Southern California and a B.S. degree in human development and performance from the University of Oregon.

     Alfred G. Merriweather has been Vice President of Finance and Chief Financial Officer of the Company since March 1996. From September 1993 to March 1996, Mr. Merriweather was Senior Vice President of Finance and Administration and Chief Financial Officer of LipoMatrix Inc., a medical device company. From 1983 to August 1993, Mr. Merriweather held executive management positions with Laserscope, including serving as Vice President of Finance and Chief Financial Officer from 1988. Mr. Merriweather holds a B.A. degree in economics from the University of Cambridge, England.

     Deborah A. Arthur has been Vice President of Clinical Affairs of the Company since August 1998. From 1990 to August 1998, Ms. Arthur was employed by the Ear Nose and Throat Division of Smith & Nephew, Inc., a leading supplier of ear, nose and throat medical devices. At Smith & Nephew, Ms. Arthur served in a variety of management positions in clinical affairs, regulatory affairs and quality assurtance, including from June 1993 to July 1996 as Group Manager of Regulatory and Clinical Affairs, from July 1996 to January 1998 as Group Manager of Regulatory and Clinical Affairs and Quality Assurance, and from January 1998 to August 1998, as Director of Regulatory and Clinical Affairs and Quality Assurance. Ms. Arthur holds a B.S. degree in speech and hearing science from East Tennessee State University and an M.A. degree in audiology from the University of Tennessee.

  R. Michael Crompton has been Vice President of Regulatory Affairs and Quality Assurance of the Company since June 1996 and Vice President of Regulatory and Clinical Affairs and Quality Assurance since January 1998. From June 1995 to May 1996, from October 1993 to January 1994 and from February 1992 to August 1992, Mr. Crompton was employed by Advanced Bioresearch Associates, a medical device consulting company, where he specialized in regulatory consultation for FDA-regulated products. From February 1994 to May 1995, Mr. Crompton was an attorney with Hyman, Phelps & McNamara, a Washington, D.C. law firm specializing in FDA matters. From September 1992 to September 1993, Mr. Crompton was Manager of Regulatory Affairs at Tosoh Medics, Inc., a medical device company. Mr. Crompton has a J.D. degree from the University of San Francisco, and a B.A. degree in biochemistry and an M.P.H. degree in biomedical sciences from the University of California at Berkeley.

  Bob H. Katz has been Vice President of Research and Development of the Company since October 1994. From April 1990 to October 1994, Mr. Katz was employed by Telectronics Pacing Systems, a manufacturer of implantable medical devices. At Telectronics Pacing Systems, he served as Program Manager, Bradycardia Product Development, from 1990 to September 1993 and as Director of Strategic Planning, Instrument Systems, from September 1993 to October 1994. Mr. Katz holds a B.A. degree in business administration and a B.S. degree in electrical engineering from Rutgers University, an M.S. degree in biomedical engineering from Boston University and an M.B.A. from Nova Southeastern University.

  Patrick J. Rimroth has served as Vice President of Operations of the Company since March 1996 and as Vice President of Manufacturing, from November 1995 to March 1996. From June 1994 to October 1995, Mr. Rimroth was Vice President of Research and Development for Camino Neurocare, a medical device company. From December 1988 to June 1994, Mr. Rimroth held multiple research and development management positions with divisions of C.R. Bard, Inc., a medical device company. Mr. Rimroth has a B.S. degree in biology and a B.S.E.E. degree in electronic engineering from Purdue University.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation and Other Matters" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders to be held on May 6, 1999, which information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information regarding security ownership appearing under the heading "Record Date and Principal Share Ownership" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders to be held on May 6, 1999, which information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information regarding appearing under the heading "Certain Transactions" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders to be held on May 6, 1999, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  -

     (a) FINANCIAL STATEMENTS AND SCHEDULES

          1. The financial statements as set forth under Item 8 of this report on Form 10-K are included.

          2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of Symphonix Devices, Inc. for the year ended December 31, 1998 is filed as part of this Report and should be read in conjunction with the consolidated financial statements:

                          Description                              Page No.
Schedule II   Valuation and Qualifying Accounts...............       64

     Schedules not listed above have been omitted because they are not applicable or are not required to be set forth therein is included in the consolidated financial statements or notes thereto.

     (b)  REPORTS ON FORM 8-K

            None.

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE


To the Board of Directors and
Stockholders of Symphonix Devices, Inc.

  Our audits of the consolidated financial statements referred to in our report dated January 22, 1999, appearing on page 42 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents farily, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


San Jose, California
January 22, 1999          PricewaterhouseCoopers LLP

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (Thousands)

                                              Balance at
                                             beginning of                                                      Balance at
                                               period               Additions             Deductions          end of period
Allowance for doubtful accounts:

Year ended December 31, 1998                     -                     $3                     -                    $3
Year ended December 31, 1997                     -                      -                     -                     -
Year ended December 31, 1996                     -                      -                     -                     -

(c)  EXHIBITS.


        Exhibit                                Description

         1.1*          Form of Underwriting Agreement.
         3.1*          Certificate of Incorporation of Symphonix Devices, Inc.,
                       a Delaware corporation, as currently in effect.
         3.2*          Bylaws of the Registrant, as currently in effect.
         3.3*          Certificate of Amendment of the Certificate of
                       Incorporation of the Registrant, amending Exhibit 3.1.
         4.1*          Specimen Common Stock Certificate.
         10.1*         Form of Indemnification Agreement between the Registrant
                       and each of its directors and officers.
         10.2*         1994 Stock Option Plan and forms of Stock Option
                       Agreements thereunder.
         10.3*         1998 Employee Stock Purchase Plan.
         10.4*         Restated Investors Rights Agreement dated June 11, 1997
                       between the Registrant and certain holders of the
                       Registrant's securities.
         10.5*         Master Equipment Lease Agreement between the Registrant
                       and Lighthouse Capital Partners dated December 2, 1994.
         10.6*         Assignment by the Registrant to VibRx, Inc. dated March
                       14, 1997.
         10.7*         Registrant's Series D Preferred Stock Purchase Agreement
                       dated June 11, 1997.
         10.8*         Net Lease Agreement between Realtec Properties I, L.P., a
                       California limited partnership, and the Registrant dated
                       July 28, 1994; letter agreements dated July 28, 1994 and
                       August 17, 1994 and First Amendment dated April 17, 1997.
         10.9*         Lease between Silicon Valley Properties, L.L.C., a
                       Delaware limited liability partnership, and the
                       Registrant dated October 27, 1997.
         10.10*        Form of Option Vesting Agreement between the Registrant
                       and its officers.
         10.11*        License Agreement dated June 1, 1995 between Baptist
                       Medical Center of Oklahoma, Inc. and the Registrant.
         10.12*        Loan and Security Agreement dated December 30, 1997
                       between the Registrant and Silicon Valley Bank.
         10.13         Loan Modification Agreement dated December 24, 1998
                       between the Registrant and Silicon Valley Bank.
         10.14         Premium Contribution Plan Effective November 1, 1998, as
                       Amended and Restated on January 1, 1999.
         10.15         Form of Distribution Agreement.
         21.2          List of Subsidiaries of the Registrant.
         23.1          Consent of PricewaterhouseCoopers LLP, Independent
                       Accountants
         24.1          Power of Attorney (see page 66).
         27.1          Financial Data Schedule.

         * Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 23rd day of February, 1999.

                                    SYMPHONIX DEVICES, INC.

                                    By:  /S/ Harry S. Robbins
                                         ---------------------------------
                                       Harry S. Robbins
                                       President, Chief Executive Officer
                                       and Director


                                  POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry S. Robbins and Alfred G. Merriweather, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


           Signature                             Title                                  Date

/s/ Harry S. Robbins               President, Chief Executive Officer and        February  23, 1999
--------------------------------   Director
  Harry S. Robbins


/s/ Alfred G. Merriweather         Vice President and Chief Financial            February  23, 1999
--------------------------------   Officer
 Alfred G. Merriweather


/s/ Geoffrey R. Ball
--------------------------------   Director                                       February 23, 1999
 Geoffrey R. Ball



           Signature                             Title                                  Date
/s/ B.J. Cassin
--------------------------------   Director                                      February 23, 1999
 B. J. Cassin


/S/ Terry Gould
--------------------------------   Director                                      February 23, 1999
 Terry Gould


/s/ Michael J. Levinthal
--------------------------------   Director                                      February 23, 1999
 Michael J. Levinthal


/S/ Petri T. Vainio
--------------------------------   Director                                      February 23, 1999
 Petri T. Vainio