Form 10-Q
period 1999-03-31
SYMPHONIX DEVICES INC
filed 1999-05-17
CIK 930481

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
                 requirements for the past 90 days. Yes X   No
                                                       ---    ---

 As of April 30, 1999, 12,206,710 shares of the Registrant's Common Stock were outstanding.

                           SYMPHONIX DEVICES, INC.

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998............................................. 1

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998.............................. 2

         Condensed Consolidated Statements of  Comprehensive Loss for
         the three months ended March 31, 1999 and 1998.................... 3

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999....................................... 4

         Notes to Condensed Consolidated Financial Statements.............. 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................26

Item 2.  Changes in Securities and Use of Proceeds.........................26

Item 3.  Defaults Upon Senior Securities...................................26

Item 4.  Submission of Matters to a Vote of Security Holders...............26

Item 5.  Other Information.................................................27

Item 6.  Exhibits..........................................................27

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SYMPHONIX DEVICES INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)


                                                                                   March 31,               December 31,
                                                                                     1999                     1998
                                                                            --------------------      --------------------

                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                          $  8,591                  $  3,401
     Short-term investments                                                               12,201                    21,916
     Accounts receivable, net                                                                266                       228
     Inventories                                                                             557                       761
     Prepaid expenses and other current assets                                               313                       211
                                                                            --------------------      --------------------
          Total current assets                                                            21,928                    26,517

Property and equipment, net                                                                2,018                     2,100
Other assets                                                                                  78                        78
                                                                            --------------------      --------------------
          Total assets                                                                  $ 24,024                  $ 28,695
                                                                            ====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $    431                  $    684
     Accrued compensation                                                                    674                     1,060
     Other accrued liabilities                                                               612                       751
     Current portion of bank borrowings                                                      125                         -
     Current portion of  capital lease obligations                                           189                       227
                                                                            --------------------      --------------------
          Total current liabilities                                                        2,031                     2,722

Capital lease obligations, less current portion                                               64                        98
Bank borrowings, less current portion                                                      1,875                     2,000
                                                                            --------------------      --------------------

          Total liabilities                                                                3,970                     4,820
                                                                            --------------------      --------------------

Stockholders' equity:
     Common stock                                                                             12                        12
     Notes receivable from stockholders                                                     (484)                     (484)
     Deferred compensation                                                                (1,378)                   (1,517)
     Additional paid-in capital                                                           58,045                    58,040
     Accumulated other comprehensive loss                                                    (51)                      (26)
     Accumulated deficit                                                                 (36,090)                  (32,150)
                                                                            --------------------      --------------------
          Total stockholders' equity                                                      20,054                    23,875
                                                                            --------------------      --------------------

          Total liabilities and stockholders' equity                                    $ 24,024                  $ 28,695
                                                                            ====================      ====================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                Three months ended March 31,
                                               1999                     1998
                                               ----                     ----

Revenue                                      $    115                  $     -

Costs and expenses:
     Cost of goods sold                           951                        -
     Research and development                   1,862                    1,798
     Selling, general and administrative        1,492                    1,115
                                             --------                 --------

          Operating loss                       (4,190)                  (2,913)

Interest income                                   269                      254
Interest expense                                  (19)                     (31)

Net loss                                     $ (3,940)                $ (2,690)
                                             ========                 ========

Basic and diluted net loss
 per common share                            $  (0.32)                $  (0.36)
                                             ========                 ========
Shares used in computing basic and
 diluted net loss per common share             12,205                    7,451
                                             ========                 ========



  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)
                                  (unaudited)


                                            Three months ended March 31,
                                            ----------------------------
                                          1999                       1998
                                          ----                       ----

Net loss                               $  (3,940)                 $  (2,690)

Unrealized gains(losses)
 on short-term investments                   (12)                        26

Translation adjustments                      (13)                       (10)
                                       ---------                  ---------

Comprehensive loss                     $  (3,965)                 $  (2,674)
                                       =========                  =========


        The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                   1999                   1998
                                                   ----                   ----

Cash flows from operating activities:
  Net loss                                       $(3,940)              $(2,690)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Amortization of deferred compensation            139                   139
    Depreciation and amortization                    200                   111
    Changes in operating assets and liabilities:
      Accounts receivable                            (38)                    -
      Inventories                                    204                  (100)
      Prepaid expenses and other current assets     (102)                  159
      Accounts payable                              (253)                  476
      Accrued compensation                          (386)                 (490)
      Other accrued liabilities                     (139)                  (41)
                                                 -------              --------
        Net cash used in operating activities     (4,315)               (2,436)
                                                 -------              --------

Cash flows from investing activities
  Purchases of short-term investments             (3,800)              (14,120)
  Maturities of short-term investments            13,503                 2,377
  Purchases of property and equipment               (118)                 (904)
       Net cash provided by (used in) investing
         activities                                9,585               (12,647)
                                                 -------              --------

Cash flows from financing activities
  Payments on capital lease obligations              (72)                  (78)
  Proceeds from bank borrowings                    2,000                 2,000

  Payments on bank borrowings                     (2,000)               (2,000)
  Proceeds from issuance of common stock, net          5                28,404
                                                 -------              --------
       Net cash provided by (used in) financing
        activities                                   (67)               28,326

Net increase in cash and cash equivalents          5,203                13,243
Effect of exchange rates on cash and cash
  equivalents                                        (13)                  (10)
Cash and cash equivalents,
 beginning of period                               3,401                 4,908
                                                 -------              --------
Cash and cash equivalents,
 end of period                                   $ 8,591              $ 18,141
                                                 -------              --------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 of Symphonix Devices, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999, or any future interim period.

These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and footnotes thereto, included in the Company's Annual Report on Form 10-K.

2.   Computation of Basic and Diluted Net Loss per Common Share:

Basic and diluted net loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants, and preferred stock are excluded from the computation of diluted net loss per common share, as their effect is antidilutive.

Stock options and warrants to purchase 767,161 and 601,000 shares of common stock at prices ranging from $0.14 to $8.81 per share were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.


3.  Inventories:

    Inventories Comprise (in thousands):
                                          March 31, 1999   December 31, 1998
                                          --------------   -----------------

Raw materials                             $          288   $             418
Work in Progress                                      87                 182
Finished goods                                       182                 161
                                          --------------   -----------------
                                          $          557   $             761
                                          ==============   =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and footnotes thereto, and with the Company's audited financial statements for the year ended December 31, 1998 and the footnotes thereto. The information set forth below contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results."

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

     In September 1996, the Company initiated clinical trials of the first generation Vibrant soundbridge in both the United States and Europe. The Company initiated clinical trials of the Vibrant P soundbridge in Europe in July 1997 and in the United States in March 1998. In November 1998, the Company initiated clinical trials of the Vibrant HF soundbridge in both Europe and the United States. The Company has received permission to affix the CE mark in the European Union to the Vibrant P and Vibrant HF soundbridges, and began selling activities for the Vibrant P soundbridge in March 1998. The Company plans to commence selling activities for the Vibrant HF soundbridge in Europe after it has gathered clinical data on a limited number of patients. As of March 31, 1999, approximately 200 patients have been implanted with the Company's soundbridges.

Results of Operations

     Revenue. Revenue of $115,000 was recorded in the quarter ended in March 31, 1999 for sales of Vibrant P soundbridge in Europe. No revenue was recorded in the quarter ended March 31, 1998.

     Cost of goods sold. Cost of goods sold was $951,000 for the quarter ended March 31, 1999 and represents the direct cost of the products sold as well as a portion of the manufacturing overhead. There was no cost of goods sold for the quarter ended March 31, 1998.

     Research and Development Expenses. Research and development expenses of $1.9 million in the quarter ended March 31, 1999 were essentially unchanged from the quarter ended March 31, 1998. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, preparation and filing of patent applications and the start-up of manufacturing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1.5 million in the quarter ended March 31, 1999 from $1.1 million in the quarter ended March 31, 1998. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. These costs increased primarily due to administrative costs associated with the increased scope of the Company operations and becoming a public company. In addition, the Company continues to expand its international sales and marketing efforts. Costs associated with these activities impacted the quarter ended March 31, 1999 and are expected to increase over the remaining quarters of 1999.

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options grant dates. Deferred compensation expense of $139,000 attributed to such options was amortized during the quarter ended March 31, 1999. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

     Interest Income (Expense). Interest income, net of expense, increased to $250,000 in the quarter ended March 31, 1999 from $223,000 in the quarter ended March 31, 1998. Increase is due mainly to higher average cash, cash equivalents and short-term investments balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

     Income Taxes. As a result of the net losses incurred, the Company has not incurred any income tax obligations. At December 31, 1998, the Company had net operating loss carryforwards of $25 million for federal and $19 million for state income tax purposes, which will expire at various dates through 2013 and through 2003, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's shares occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities, totaling $26.5 million, from equipment lease financing totaling $1.3 million and from bank borrowings totaling, net, $2.0 million. At March 31, 1999, the Company had $19.9 million in working capital, and its primary source of liquidity was $20.8 million in cash, cash equivalents and short-term investments.

     Symphonix used $4.3 million in cash for operations in the quarter ended March 31, 1999, an increase of $1.9 million from the quarter ended March 31, 1998. This increase was primarily due to the increase in net loss.

     Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $118,000, and $904,000 in the quarters ended March 31, 1999 and 1998, respectively. At March 31, 1999, the Company did not have any material commitments for capital expenditures.

     In October 1997 the Company entered into a five-year lease for a new facility that commenced in January 1998. During the quarter ended March 31, 1998, the Company occupied the new facility and relocated its research and development and administrative activities to the new facility. The relocation of manufacturing activities to the new facility was completed in April 1998. Through December 31, 1998, the Company had incurred approximately $1.6 million in capital expenditures on leasehold improvements and furniture and fixtures related to the new facility.

     The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At March 31, 1999, the Company had borrowings of $2.0 million and an outstanding letter of credit in the amount of $195,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

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

Year 2000 Compliance

     The Company has initiated planning for issues related to the upcoming new millennium. These issues derive from the use of software and hardware with embedded chips or processors that use two digits to refer to a year and do not properly recognize a year that begins with "20" instead of the familiar "19". The use of such software and hardware occurs at many internal and external points in the Company's development, supply, manufacturing and distribution chain - both within the Company's internal operations as well as at important external partners, such as vendors and customers.

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

     Network and facility infrastructure: Included in this category are the computer networks in the Company's San Jose, California headquarters and Basel, Switzerland European headquarters (including servers, computers, other network equipment and computer and network operating systems), together with general facility systems such as telephone and security systems. The Company has completed the identification phase and expects that the assessment phase will be completed during the second quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate.

     Business applications software: Included in this category are various applications used in design, manufacturing, distribution and finance. The Company's primary business application is a company-wide system used for manufacturing planning, accounting, inventory management and sales transactions. The Company has completed the identification phase and expects that the assessment phase will be completed during the second quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate. For many software applications, the Company will, in the assessment phase, rely on the software developer's representations regarding Year 2000 compliance of their software. There can be no assurance, however, that software applications represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects.

     Process control systems: Included in this category are instrumentation and systems used in design and manufacturing processes. The Company expects that the identification and assessment phases will be completed during the second quarter of 1999 at which time remediation and contingency planning will be initiated as appropriate.

     External partners: The Company intends to assess the possible effects on its operations of the Year 2000 compliance of certain relevant third parties, such as customers and service providers by using questionnaires and, in limited cases, site visits and interviews to solicit information from these parties. In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has completed the identification phase and expects to initiate the assessment phase by the second quarter of 1999.

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

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of the year 2000.

Factors That May Affect Future Results

     History of Losses and Expectation of Future Losses. At March 31, 1999, the Company had an accumulated deficit of $36.1 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). Although the Company has commenced selling the Vibrant P soundbridge in Europe, through March 31,1999 the Company has not generated significant revenues from these sales. The Company received CE Mark approval for the Vibrant HF soundbridge in July 1998 and plans to commence selling the Vibrant HF soundbridge after it has gathered clinical data on a limited number of patients. In the United States, the Company's Vibrant P and Vibrant HF soundbridges will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant P soundbridge only recently became available for sale in the EU and is not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through the year 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, including action relating to regulatory matters, progress of clinical trials, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

     Limited Clinical Testing Experience. In the United States, the Company has received approval of an IDE and IDE supplements to conduct clinical trials of the Vibrant, Vibrant P, Vibrant HF and Vibrant D soundbridges but has not yet completed these trials. In Europe, the Vibrant and Vibrant P soundbridges have been the subject of limited clinical testing. The Company intends to conduct clinical testing of the external components of the Vibrant HF and Vibrant D soundbridges. The implanted components of the Vibrant HF and Vibrant D soundbridges are the same as the implanted components of the Vibrant P soundbridge which was tested in clinical trials previously conducted by the Company in Europe. None of the Company's other soundbridges under development have been tested in human clinical trials and these soundbridges will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

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

     Government Regulation. The Company's medical products, such as the Vibrant soundbridge, are regulated as medical devices. Accordingly, clinical trials, product development, labeling, manufacturing processes and promotional activities are subject to extensive review and rigorous regulation by government agencies in most countries in which the Company will seek to commercialize its products.

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

     Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P soundbridge, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P soundbridge. In November 1998, the Company received FDA approval of an IDE supplement to include the Vibrant HF soundbridge in this study. The Company has enrolled 55 subjects in the study. However, because the IDE supplement allowing the inclusion of the Vibrant HF soundbridge was approved when enrollment was almost complete, only one of the

55 subjects is to be fitted with a Vibrant HF soundbridge. To facilitate enrollment of a greater number of subjects who receive the Vibrant HF soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company expects to enroll these additional subjects in 1999. In March, 1999 the FDA approved an IDE supplement permitting the evaluation of the Vibrant D soundbridge. Patients who have completed the clinical trial protocol for the Vibrant P soundbridge may be enrolled in the evaluation of the Vibrant D soundbridge. Thus, no additional subjects are planned for enrollment for the Vibrant D soundbridge. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned.

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

Europe

     The primary regulatory environment in Europe is that of the EU which consists of 15 countries encompassing most of the major countries in Europe. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EU are the MDD and the AIMDD. In the EU, the Company's soundbridges will be regulated as active implantables and therefore be governed by the AIMDD. For products, such as those of the Company, that have not previously been commercialized in the EU, CE marking is required prior to initiation of sales in the EU. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices.

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

     The Company has undergone an inspection by its Notified Body and its quality system has been certified by the Notified Body as being in compliance with the required standards. The

Company has received approval to affix the CE mark to the Vibrant P and Vibrant HF soundbridges. With regard to the Vibrant D soundbridge, the Company has submitted the technical data that its Notified Body has indicated will be required to satisfy the essential requirements of the AIMDD. To satisfy these requirements, the Company generally must complete a clinical trial conducted under European clinical trial standards (EN 540) to determine the safety and performance of the products. The Vibrant HF and Vibrant D soundbridges utilize the same implanted component as the Vibrant P soundbridge. Accordingly, the Notified Body did not require additional clinical data for the Vibrant HF soundbridge. The Notified Body has not yet, but may, request additional clinical data for the Vibrant D soundbridge. The Company must continue to pass annual EN ISO 9001, EN 46001 and AIMDD 2.3 quality system audits in order to retain the authorization to affix the CE mark to its products.

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

     Limited Manufacturing Experience; Scale-Up Risk; Dependence on Key Suppliers. The Company currently manufactures its products in limited quantities for laboratory testing, for its clinical trials and for initial commercial sales. The manufacture of the Company's soundbridges is a complex operation involving a number of separate processes, components and assemblies. Each device is assembled and individually tested by the Company. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies, and certain processes are performed in an environmentally controlled area. After completion of the manufacturing and testing processes, implantable devices are sterilized by a sub-contracted supplier. The Company has no experience manufacturing its products in the volumes or with the yields that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that the Company can establish high volume manufacturing capacity or, if established, that the Company will be able to manufacture its products in high volumes with commercially acceptable yields. The Company will need to expend significant capital resources and develop manufacturing expertise to establish commercial-scale manufacturing capabilities. Furthermore, prior to approval of a PMA, the Company's facilities, procedures and practices will be subject to a pre-approval inspection by the FDA. The Company's inability to successfully manufacture or commercialize its soundbridges in a timely matter could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence upon Patents and Proprietary Technology. In the United States, the Company holds 9 issued patents and 11 pending patent applications, of which 3 have been allowed but not yet issued. Additionally, the Company has 1 issued and 17 pending foreign patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing impairment. In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing or violating the proprietary rights of others.

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

     The Company has established a European sales and marketing organization which, as of March 31, 1999, is comprised of 7 marketing, sales and support personnel. These personnel are performing direct sales activities in Germany, France, the United Kingdom, Switzerland and Austria, and are supporting distributors in other European countries. In addition, the Company has hired a sales manager for South America. The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. While the Company intends to continue to market its products to these specialists, it also plans to focus on the referring physicians, audiologists and the general population of ENT surgeons in an attempt to increase the number of patients that are referred to specialist ear surgeons. The Company is also attempting to gather clinical and other data which it believes will be helpful in obtaining reasonable reimbursement levels for its products. The Company also has distributors in Sweden, Denmark, Italy, Spain, Portugal, Belgium, The Netherlands, Luxembourg, and certain countries in the middle east and North Africa. The Company has also established a distributor for certain countries in South America. In other international markets, including Japan, the Company will seek to establish a network of distributors.

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

     Dependence upon Key Personnel. The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has not entered into employment agreements with any of its key personnel in the United States. The Company is the beneficiary under a $1.0 million key man insurance policy on Harry S. Robbins, its President and Chief Executive Officer.

     Product Liability Risk; Possible Insufficiency of Insurance. The Company's business involves the inherent risk of product liability claims. The Company maintains limited product liability insurance at coverage levels which the Company believes to be commercially reasonable and adequate given the Company's current operations. However, there can be no assurance that such insurance will continue to be available on commercially reasonable terms, or at all, or that such insurance will be adequate to cover liabilities that may arise. Any claims that are brought against the Company could, if successful, have an adverse effect on the Company's business, financial condition and results of operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company had no holdings of derivative financial or commodity instruments at March 31, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At March 31, 1999 the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

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

                                Use of Proceeds
                                ---------------

       Research & Development, including clinical trials    $ 9,300,000
       Development of sales and marketing organization      $ 2,500,000
       Leasehold improvements and capital expenditures      $ 1,100,000
       Working capital and general corporate                $13,500,000

Temporary Investments
       Short-term investments                               $ 2,000,000

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

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits.

     (a)        Exhibits

     10.1 Joint Development and Supply Agreement between Symphonix Devices, Inc. and Topholm & Westermann ApS dated January 16, 1998*

     10.2 Amendment to Joint Development and Supply Agreement between Symphonix Devices, Inc. and Topholm & Westermann ApS effective November 20, 1998*

     27.1       Financial Data Schedule



* Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1999                      SYMPHONIX DEVICES, INC.


                                         /s/ Harry S. Robbins
                                         --------------------
                                         Harry S. Robbins
                                         President and Chief Executive Officer



                                         /s/ Alfred G. Merriweather
                                         --------------------------
                                         Alfred G. Merriweather
                                         Vice President Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)