Form 10-Q
period 1999-06-30
SYMPHONIX DEVICES INC
filed 1999-08-16
CIK 930481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.


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

 As of July 31, 1999, 12,291,131 shares of the Registrant's Common Stock were outstanding.

                            SYMPHONIX DEVICES, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998..................................................   1

         Condensed Consolidated Statements of Operations for the three
         months and six months ended June 30, 1999 and 1998.................   2

         Condensed Consolidated Statements of Comprehensive Loss for
         the six months ended June 30, 1999 and 1998........................   3

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and 1998................................   4

         Notes to Condensed Consolidated Financial Statements...............   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  27

Item 2.  Changes in Securities and Use of Proceeds..........................  27

Item 3.  Defaults Upon Senior Securities....................................  27

Item 4.  Submission of Matters to a Vote of Security Holders................  27

Item 5.  Other Information..................................................  28

Item 6.  Exhibits...........................................................  28

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SYMPHONIX DEVICES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                        June 30,       December 31,
                                                                                          1999             1998
                                                                                          ----             ----
                                                              ASSETS
Current assets:
     Cash and cash equivalents                                                          $  9,444         $  3,401
     Short-term investments                                                                8,058           21,916
     Accounts receivable, net                                                                 47              228
     Inventories                                                                             694              761
     Prepaid expenses and other current assets                                               253              211
                                                                                        --------         --------
          Total current assets                                                            18,496           26,517

Property and equipment, net                                                                1,843            2,100
Other assets                                                                                  76               78
                                                                                        --------         --------

          Total assets                                                                  $ 20,415         $ 28,695
                                                                                        ========         ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $    436         $    684
     Accrued compensation                                                                    899            1,060
     Other accrued liabilities                                                               935              751
     Current portion of bank borrowings                                                      250                -
     Current portion of  capital lease obligations                                           150              227
                                                                                        --------         --------
          Total current liabilities                                                        2,670            2,722

Capital lease obligations, less current portion                                               38               98
Bank borrowings, less current portion                                                      1,750            2,000
                                                                                        --------         --------

         Total liabilities                                                                 4,458            4,820
                                                                                        --------         --------

Stockholders' equity:
     Common stock                                                                             12               12
     Notes receivable from stockholders                                                     (754)            (484)
     Deferred compensation                                                                (1,239)          (1,517)
     Additional paid-in capital                                                           58,133           58,040
     Accumulated other comprehensive loss                                                    (55)             (26)
     Accumulated deficit                                                                 (40,140)         (32,150)
                                                                                        --------         --------
          Total stockholders' equity                                                      15,957           23,875
                                                                                        --------         --------

          Total liabilities and stockholders' equity                                    $ 20,415         $ 28,695
                                                                                        ========         ========

 The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                     Three months ended June 30,      Six months ended June30,
                                                     ---------------------------      ------------------------
                                                         1999           1998            1999           1998
                                                         ----           ----            ----           ----
Revenue                                              $      35       $     85        $    150       $     85

Costs and expenses:
     Cost of goods sold                                    927            366           1,878            366
     Research and development                            1,867          1,743           3,729          3,540
     Selling, general and administrative                 1,480          1,378           2,972          2,494
                                                     ---------       --------        --------       --------

          Operating loss                                (4,239)        (3,402)         (8,429)        (6,315)

Interest income                                            214            476             483            730
Interest expense                                           (25)           (30)            (44)           (61)

Net loss                                             $  (4,050)      $ (2,956)       $ (7,990)      $ (5,646)
                                                     =========       ========        ========       ========

Basic and diluted net loss per common share          $   (0.33)      $  (0.24)       $  (0.65)      $  (0.58)
                                                     =========       ========        ========       ========

Shares used in computing basic and diluted
net loss per common share                               12,248         12,126          12,226          9,788
                                                     =========       ========        ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)
                                  (unaudited)

                                                          Three  months ended June 30,    Six  months ended June 30,
                                                         ------------------------------  ----------------------------
                                                              1999            1998           1999           1998
                                                         --------------  --------------  -------------  -------------
Net loss                                                       $(4,050)        $(2,956)       $(7,990)       $(5,646)

Unrealized gains(losses) on short-term investments                  (7)            (27)           (30)            (1)

Translation adjustments                                            (10)             (2)             1            (12)
                                                         -------------   -------------   ------------   ------------

Comprehensive loss                                             $(4,067)        $(2,985)       $(8,019)       $(5,659)
                                                         =============   =============   ============   ============

                            SYMPHONIX DEVICES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                  Six months ended June 30,
                                                                                 ---------------------------
                                                                                    1999             1998
                                                                                 ----------        ---------
Cash flows from operating activities:

     Net loss                                                                      $(7,990)         $ (5,646)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Amortization of deferred compensation                                        278               278
          Depreciation and amortization                                                390               301
          Changes in operating assets and liabilities:
                Accounts receivable                                                    181               (91)
                Inventories                                                             67              (233)
                Prepaid expenses and other current assets                              (42)             (205)
                Accounts payable                                                      (248)              228
                Accrued compensation                                                  (161)             (152)
                Other accrued liabilities                                              184              (268)
                                                                                   -------          --------
                      Net cash used in operating activities                         (7,341)           (5,788)
                                                                                   -------          --------

Cash flows from investing activities
     Purchases of short-term investments                                              (800)          (21,618)
     Maturities of short-term investments                                           14,658             9,872
     Purchases of property and equipment                                              (133)           (1,172)
     Change in other assets                                                              2                (2)
                                                                                   -------          --------
                      Net cash provided by (used in) investing activities           13,727           (12,920)
                                                                                   -------          --------

Cash flows from financing activities
     Payments on capital lease obligations                                            (137)             (160)
     Proceeds from bank borrowings                                                   4,000             4,000
     Payments on bank borrowings                                                    (4,000)           (4,000)
     Payments received on notes receivable
          From stockholders                                                              -                15
     Proceeds from issuance of common stock, net                                      (177)           28,693
                                                                                   -------          --------
                      Net cash provided by (used in) financing activities             (314)           28,548
                                                                                   -------          --------

Net increase in cash and cash equivalents                                            6,072             9,840
Effect of exchange rates on cash and cash equivalents                                  (29)              (12)
Cash and cash equivalents, beginning of period                                       3,401             4,908
                                                                                   -------          --------
Cash and cash equivalents, end of period                                           $ 9,444          $ 14,736
                                                                                   -------          --------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of June 30, 1999 of Symphonix Devices, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999, or any future interim period.

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

Stock options and warrants to purchase 744,099 and 587,612 shares of common stock at prices ranging from $0.14 to $5.50 per share were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.

3.  Inventories:

    Inventories Comprise (in thousands):

                                            June 30, 1999          December 31, 1998
                                            -------------          -----------------
Raw materials                                 $     281                $       418
Work in Progress                                    234                        182
Finished goods                                      179                        161
                                              ---------                -----------
                                              $     694                $       761
                                              =========                ===========

4. Recent Accounting Pronouncement:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of the year 2001.

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

     In September 1996, the Company initiated clinical trials of the first generation Vibrant soundbridge in both the United States and Europe. The Company initiated clinical trials of the Vibrant P soundbridge in Europe in July 1997 and in the United States in March 1998. In November 1998, the Company initiated clinical trials of the Vibrant HF soundbridge in both Europe and the
United States.   The Company has received permission to affix the CE mark in the
European Union to the Vibrant P, Vibrant D and Vibrant HF soundbridges. Selling activities were commenced for the Vibrant P soundbridge in March 1998 and for the Vibrant D soundbridge in June 1999. The Company plans to commence selling activities for the Vibrant HF soundbridge in Europe after it has gathered clinical data on a limited number of patients. As of June 30, 1999, approximately 220 patients have been implanted with the Company's soundbridges.

Results of Operations

     Revenue. Revenue was $35,000 in the three months ended June 30, 1999 compared to $85,000 in the three months ended June 30, 1998. Revenue was $150,000 for the six months ended June 30, 1999 compared to $85,000 for the six months ended June 30, 1998. Revenue in these periods was the result of initial selling activities in Europe.

     Cost of goods sold. Cost of goods sold increased from $366,000 for the three months ended June 30, 1998 to $927,000 for the three months ended June 30, 1999 and increased from $366,000 for the six months ended June 30, 1998 to $1.9 million for the six months ended June 30, 1999. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and unabsorbed manufacturing overhead.

     Research and Development Expenses. Research and development expenses were $1.9 million in the three months ended June 30, 1999 compared to $1.7 million in the three months ended June 30, 1998. Expenses were $3.7 million for the six months ended June 30, 1999 compared to $3.5 million for the six months ended
June 30, 1998.   Research and development expenses consist primarily of
personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, preparation and filing of patent applications.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.5 million in the three months ended June 30, 1999 compared to $1.4 million in the three months ended June 30, 1998 and were $3.0 million in the six months ended June 30 , 1999 compared to $2.5 million for the six months ended June 30, 1998. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. These costs increased primarily due to costs associated with the increased scope of the Company operations, including its European sales and
marketing organization.   Commencing in late 1999, and continuing through 2000,
the Company expects to incur substantial expenses in developing a U.S. sales and marketing organization.

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options grant dates. Deferred compensation expense of $139,000 attributed to such options was amortized during the quarter ended June 30, 1999. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

     Interest Income (Expense). Interest income, net of expense, decreased to $189,000 in the three months ended June 30, 1999 from $446,000 in the three months ended June 30, 1998 and decreased to $439,000 for the six months ended June 30, 1999 from $669,000 for the six months ended June 30, 1998. These reductions in interest income were due to the reduction in the Company's cash and short term investment balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

     Income Taxes. As a result of the net losses incurred, the Company has not incurred any income tax obligations. At December 31, 1998, the Company had net operating loss carryforwards of $25 million for federal and $19 million for state income tax purposes, which will expire at various dates through 2013 and through 2003, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States federal and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's shares occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities, totaling $26.5 million, from equipment lease financing totaling $1.3 million and from bank borrowings totaling, net, $2.0 million. At June 30, 1999, the Company had $15.8 million in working capital, and its primary source of liquidity was $17.5 million in cash, cash equivalents and short-term investments.

     Symphonix used $7.3 million in cash for operations in the six months ended June 30, 1999, compared to $5.8 million in the six months ended June 30, 1998.

     Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $15,000 and $268,000 in the three months ended June 30, 1999 and 1998, respectively and were $133,000 and $1,172,000 in the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999, the Company did not have any material commitments for capital expenditures.

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

     The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At June 30, 1999, the Company had borrowings of $2.0 million and an outstanding letter of credit in the amount of $195,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

     The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products if approved for marketing and other factors not within the Company's control. The Company believes that its existing capital will be sufficient to fund its operations and its capital investments through 1999. Commencing in late 1999 and continuing through 2000, the Company expects to incur substantial expenses in developing a U.S. sales and marketing organization. To fully develop such a capability and to effectively launch its products commercially in the United States, if approved by the U.S. Food and Drug Administration ("FDA"), the Company expects that it will have to raise additional financing. There can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Network and facility infrastructure: Included in this category are the computer networks in the Company's San Jose, California headquarters and Basel, Switzerland European headquarters (including servers, computers, other network equipment and computer and network operating systems), together with general facility systems such as telephone and security systems. The Company has completed the identification and assessment phases and has initiated remediation of identified issues. The cost of such remediation efforts is not expected to be material. Upon completion of the remediation process, contingency plans will be developed if necessary.

     Business applications software: Included in this category are various applications used in design, manufacturing, distribution and finance. The Company's primary business application is a company-wide system used for manufacturing planning, accounting, inventory management and sales transactions. The Company has completed the identification and assessment phases. Regarding the Company's primary business application, the Company has evaluated the software developer's representation, has installed the version of the software represented as being year 2000-compliant and has completed extensive testing to verify proper functioning of the software. This testing yielded satisfactory results and the remediation is considered complete. For many other software applications, the Company has, in the assessment phase, relied on the software developer's representations regarding Year 2000 compliance of their software. Remediation is in process for these applications. There can be no assurance, however, that software applications represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects. The Company intends to monitor the operation of its business applications to identify as quickly as possible any Year 2000 errors that may arise.

     Process control systems: Included in this category are instrumentation and systems used in design and manufacturing processes. The Company expects that the identification and assessment phases will be completed during the third quarter of 1999 at which time remediation and contingency planning will be initiated as appropriate.

     External partners: The Company intends to assess the possible effects on its operations of the Year 2000 compliance of certain relevant third parties, such as customers and service providers by using questionnaires and interviews to solicit information from these parties. In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has completed the identification phase and has initiated the assessment phase. Contingency planning, including the timing of procurement and production activities, will be assessed during the second half of 1999.

     Symphonix products: The Company's products are regulated by the FDA and the FDA has advised manufacturers of medical devices to address readiness of their products for year 2000 issues. The Company has completed a preliminary assessment and has informed the FDA that the Company does not believe that any of its existing products are susceptible to Year 2000 issues.

     The Company does not expect to incur costs in its Year 2000 Readiness Program that will be material to its business, financial condition or results of operations. However, until the Company completes all phases of its program, the full extent of the remediation costs will not be known and there can be no assurance that such costs will not be material. The Company will utilize both internal and external resources, such as consultants and professional advisors, in implementing the Year 2000 Readiness Program and the Company currently estimates that the external resources required during the identification and assessment phases of the Year 2000 Readiness Program will cost approximately $50,000. Because the Year 2000 Readiness Program is an ongoing process, all cost estimates are subject to change. Specific contingency plans will be developed upon completion of the assessment phases and may include additional procurement of inventory to assure continued supply from vendors.

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

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of the year 2001.

Factors That May Affect Future Results

     History of Losses and Expectation of Future Losses. At June 30, 1999, the Company had an accumulated deficit of $40.1 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). Although the Company has commenced selling the Vibrant P soundbridge in Europe, through June 30,1999 the Company has not generated significant revenues from these sales. The Company received CE Mark approval for the Vibrant HF soundbridge in July 1998 and plans to commence selling the Vibrant HF soundbridge after it has gathered clinical data on a limited number of patients. The Company has received CE Mark approval for the Vibrant D soundbridge and selling activities have commenced. In the United States, the Company has completed the pivotal clinical trial and expects to submit its PMA to the FDA in respect of the Vibrant P and Vibrant D soundbridges in the third quarter of 1999. The Vibrant HF soundbridge will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant P soundbridge only recently became available for sale in the EU and is not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through the year 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, including action relating to regulatory matters, progress of clinical trials, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

     Limited Clinical Testing Experience.  In the United States, the Company
has received approval of an IDE and IDE supplements to conduct clinical trials
of the Vibrant, Vibrant P, Vibrant HF and Vibrant D soundbridges.   While the
trials of the Vibrant P and Vibrant D soundbridges have been completed the data has not yet been submitted to the FDA. In Europe, the Vibrant P and Vibrant D soundbridges have been the subject of limited clinical testing. The Company intends to conduct clinical testing of the external components of the Vibrant HF soundbridge. The implanted components of the Vibrant HF and Vibrant D soundbridges are the same as the implanted components of the Vibrant P soundbridge which was tested in clinical trials previously conducted by the Company in Europe. None of the Company's other soundbridges under development have been tested in human clinical trials and these soundbridges will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

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

     Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P soundbridge, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P soundbridge. In November 1998, the Company received FDA approval of an IDE supplement to include the Vibrant HF soundbridge in this study. The Company has enrolled 55 subjects in the study. However, because the IDE supplement allowing the inclusion of the Vibrant HF soundbridge was approved when enrollment was almost complete, only one of the 55 subjects is to be fitted with a Vibrant HF soundbridge. To facilitate enrollment of a greater number of subjects who receive the Vibrant HF soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company is in the process of enrolling these additional subjects. In March, 1999 the FDA approved an IDE supplement permitting the evaluation of the Vibrant D soundbridge. Patients who have completed the clinical trial protocol for the Vibrant P soundbridge were eligible for enrollment in the evaluation of the Vibrant D soundbridge. The Company has completed its clinical trial of the Vibrant P and Vibrant D soundbridges but has not yet submitted the data to the FDA. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned.

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

     After a PMA is filed, the FDA begins its review of the submitted information, which generally takes between one and two years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System ("QS") regulation requirements. There can be no assurance that the Company will be able to meet the FDA's requirements or that any necessary approval will be granted in a reasonable time frame, or at all.

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

     Subsequent to the receipt of an FDA approval, the Company will continue to be regulated by the FDA with regard to the reporting of adverse events related to its products, and ongoing compliance with QS regulation. The Company's manufacturing facility must be registered with the FDA and the California Department of Health Services ("CDHS") and will be subject to periodic inspections by the FDA and by the CDHS. A Device Manufacturing License has been issued by the State of California and this license must be renewed annually for the Company to continue manufacture of medical devices in California.

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

     The Company has undergone an inspection by its Notified Body and its quality system has been certified by the Notified Body as being in compliance with the required standards. The Company has received approval to affix the CE mark to the Vibrant P, Vibrant D and Vibrant HF soundbridges. The Company must continue to pass annual EN ISO 9001, EN 46001 and AIMDD 2.3 quality system audits in order to retain the authorization to affix the CE mark to its products.

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

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo QS regulation compliance inspections conducted by the FDA and corresponding state agencies. Additionally, prior to approval of a PMA, the Company's and its third-party manufacturers' facilities, procedures and practices will be subject to pre-approval QS regulation inspections. The Company has been inspected by the Food and Drug Branch of the CDHS and a Device Manufacturing License has been issued to the Company. The Company will be required to comply with the QS regulation requirements in order to produce products for sale in the United States and with applicable quality system standards and directives in order to produce products for sale in the EU. Any failure of the Company to comply with the QS regulation or applicable standards and directives may result in the Company being required to take corrective actions, such as modification of its policies and procedures. Pending such corrective actions, the

Company could be unable to manufacture or ship any products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence upon Patents and Proprietary Technology. In the United States, the Company holds 10 issued patents and 13 pending patent applications, of which 2 have been allowed but not yet issued. Additionally, the Company has 1 issued and 17 pending foreign patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing impairment. In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing or violating the proprietary rights of others.

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

     In addition, there can be no assurance that competitors, many of which have substantial resources, will not seek to apply for and obtain patents that will prevent, limit or interfere with he Company's ability to make, use or sell its products either in the United States or in international markets. Although the Company has conducted searches of patents issued to other companies, research or academic institutions or others, there can be no assurance that such patents do not exist, have not been filed or could not be filed or issued, which contain claims relating to the Company's technology, products or processes. Patents issued and patent applications filed in the United States or internationally relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed, or in the future, will not file, applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. In addition, patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. There may be pending applications, which if issued with claims in their present form, might provide proprietary rights to third parties relating to products or processes used or proposed to be used by the Company. The Company may be required to obtain licenses to patents or proprietary rights of others. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United

States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

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

     Future Capital Requirements; Uncertainty of Additional Funding. The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States, if approved for marketing, and internationally and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 shares of common stock. On February 27, 1998, the Company completed the sale of an additional 345,000 shares of common stock pursuant to the exercise by the underwriters of an over allotment option. Net proceeds to the Company totaled approximately $28.4 million. The Company believes that the net proceeds of the offering, together with its previously existing capital resources and projected interest income, will be sufficient to fund its operations and its capital investments through 1999. Commencing in late 1999 and continuing through 2000, the Company expects to incur substantial expenses in developing a U.S. sales and marketing organization. To fully develop such a capability and to effectively launch its products commercially in the United States, if approved by the U.S. Food and Drug Administration ("FDA"), the Company expects that it will have to raise additional financing. There can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has established a European sales and marketing organization which, as of June 30, 1999, is comprised of 6 marketing, sales and support personnel. These personnel are performing direct sales activities in Germany, France, the United Kingdom, Switzerland and Austria, and are supporting distributors in other European countries. In addition, the Company has hired a sales manager for South America. The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. While the Company intends to continue to market its products to these specialists, it also plans to focus on the referring physicians, audiologists and the general population of ENT surgeons in an attempt to increase the number of patients that are referred to specialist ear surgeons. The Company is also attempting to gather clinical and other data which it believes will be helpful in obtaining reasonable reimbursement levels for its products. The Company also has distributors in Sweden, Denmark, Italy, Spain, Portugal, Belgium, The Netherlands, Luxembourg, and certain countries in the middle east and North Africa. The Company has also established a distributor for certain countries in South America. In other international markets, including Japan, the Company will seek to establish a network of distributors.

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

     The Company had no holdings of derivative financial or commodity instruments at June 30, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At June 30, 1999 the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

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

                                Use of Proceeds
                                ---------------

     Research & Development, including clinical trials    $10,300,000
     Development of sales and marketing organization      $ 3,200,000
     Leasehold improvements and capital expenditures      $ 1,200,000
     Working capital and general corporate                $ 8,000,000

Temporary Investments
     Short-term investments                               $ 5,700,000

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

Item 3.  Defaults upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The Company held its Annual Meeting of Stockholders on May 6,
1999.

          (b)  The Company's stockholders voted upon the following matters:

               (1) Election of Class I directors. All nominees were elected, with the votes indicated below:

                                                Authority
               Name                     Votes For        Against

               James M. Corbett         9,356,970        118,580
               Geoffrey R. Ball         9,245,427        230,123

               (2) Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the 1999 fiscal year, 9,471,500 votes were cast in favor of the appointment 1,550 votes were cast against and there were 2,500 abstentions.

               (3) Adoption of an amendment to the Company's 1994 Stock Option Plan ("Plan") to increase the number of shares authorized to be issued under the Plan by 1,500,000 shares. 7,653,543 votes were cast in favor of the amendment, 511,080 votes were cast against, there were 7,250 abstentions and 1,303, 677 broker non-votes.

               (4) Adoption of an amendment of the Company's 1997 Employee Stock Purchase Plan ("Purchase Plan") to increase the number of shares authorized to be issued under the Purchase Plan by 200,000 shares. 8,120,729 votes were cast in favor of the amendment, 200,700 votes were cast against, there were 2,200 abstentions and 1,151,921 broker non-votes.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10.1 Loan and Security Agreement with attached Non-Recourse Secured Promisssory Note between Symphonix Devices, Inc. and Harry S. Robbins dated June 29, 1999.

         27.1  Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended June 30,1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 1999               SYMPHONIX DEVICES, INC.


                                     /s/ Kirk Davis
                                     ------------------------------
                                     Kirk Davis
                                     President and Chief Executive Officer



                                     /s/ Alfred G. Merriweather
                                     ------------------------------
                                     Alfred G. Merriweather
                                     Vice President Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)