Form 10-Q
period 1999-09-30
SYMPHONIX DEVICES INC
filed 1999-11-15
CIK 930481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


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

As of October 31, 1999, 12,441,949 shares of the Registrant's Common Stock were outstanding.

                            SYMPHONIX DEVICES, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998....................................................1

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998....................2

         Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 1999 and 1998.............................3

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998....................................4

         Notes to Condensed Consolidated Financial Statements.................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................26

Item 2.  Changes in Securities and Use of Proceeds...........................26

Item 3.  Defaults Upon Senior Securities.....................................26

Item 4.  Submission of Matters to a Vote of Security Holders.................26

Item 5.  Other Information...................................................27

Item 6.  Exhibits............................................................27

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SYMPHONIX DEVICES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)


                                                                                     September 30,            December 31,
                                                                                          1999                    1998
                                                                                  --------------------  ------------------------

                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                          $  7,816                  $  3,401
     Short-term investments                                                                5,954                    21,916
     Accounts receivable, net                                                                 93                       228
     Inventories                                                                             971                       761
     Prepaid expenses and other current assets                                               340                       211
                                                                                        --------                  --------
          Total current assets                                                            15,174                    26,517

Property and equipment, net                                                                1,673                     2,100
Other assets                                                                                  79                        78
                                                                                        --------                  --------

          Total assets                                                                  $ 16,926                  $ 28,695
                                                                                        ========                  ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $    271                  $    684
     Accrued compensation                                                                  1,192                     1,060
     Other accrued liabilities                                                             1,496                       751
     Current portion of bank borrowings                                                      375                         -
     Current portion of  capital lease obligations                                           111                       227
                                                                                        --------                  --------
          Total current liabilities                                                        3,445                     2,722

Capital lease obligations, less current portion                                               24                        98
Bank borrowings, less current portion                                                      1,625                     2,000
                                                                                        --------                  --------
         Total liabilities                                                                 5,094                     4,820
                                                                                        --------                  --------

Stockholders' equity:
     Common stock                                                                             12                        12
     Notes receivable from stockholders                                                   (1,019)                     (484)
     Deferred compensation                                                                (1,100)                   (1,517)
     Additional paid-in capital                                                           58,380                    58,040
     Accumulated other comprehensive loss                                                    (45)                      (26)
     Accumulated deficit                                                                 (44,396)                  (32,150)
                                                                                        --------                  --------
          Total stockholders' equity                                                      11,832                    23,875
                                                                                        --------                  --------

          Total liabilities and stockholders' equity                                    $ 16,926                  $ 28,695
                                                                                        ========                  ========


                 The accompanying notes are an integral part of these condensed consolidated financial statements

                             SYMPHONIX DEVICES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                        Three months ended September 30,       Nine months ended September 30,
                                                       ----------------------------------  --------------------------------------
                                                              1999                1998                1999                1998
                                                       --------------  ------------------  ------------------  ------------------
Revenue                                                      $    73             $   242            $    224            $    327

Costs and expenses:
     Cost of goods sold                                          891                 709               2,771               1,076
     Research and development                                  2,088               1,990               5,819               5,528
     Selling, general and administrative                       1,506               1,493               4,458               3,987
                                                             -------             -------            --------            --------

          Operating loss                                      (4,412)             (3,950)            (12,824)            (10,264)

Interest income                                                  171                 421                 654               1,151
Interest expense                                                 (15)                (41)               ( 76)               (102)
                                                             -------             -------            --------            --------

Net loss                                                     $(4,256)            $(3,570)           $(12,246)           $ (9,215)
                                                             =======             =======            ========            ========

Basic and diluted net loss per common share                   $(0.35)             $(0.29)             $(1.00)             $(0.87)
                                                             =======             =======            ========            ========

Shares used in computing basic and diluted
net loss per common share                                     12,338              12,170              12,264              10,582
                                                             =======             =======            ========            ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements


                             SYMPHONIX DEVICES INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                  (unaudited)


                                                          Three  months ended September 30,    Nine  months ended September 30,
                                                         -----------------------------------  ----------------------------------
                                                                1999               1998              1999              1998
                                                         -----------------  ----------------  -----------------  ---------------

Net loss                                                          $(4,256)          $(3,570)          $(12,246)         $(9,215)

Unrealized gains (losses) on short-term investments                    (6)                7                (36)               6

Translation adjustments                                                16                (4)                17              (14)
                                                         ----------------   ---------------   ----------------   --------------

Comprehensive loss                                                $(4,246)          $(3,567)          $(12,265)         $(9,223)
                                                         ================   ===============   ================   ==============


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SYMPHONIX DEVICES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                                                     Nine months ended September 30,
                                                                             --------------------------------------------
                                                                                      1999                   1998
                                                                             ---------------------  ---------------------

Cash flows from operating activities:
     Net loss                                                                           $(12,246)              $ (9,215)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Amortization of deferred compensation                                              417                    417
          Depreciation and amortization                                                      585                    486
          Changes in operating assets and liabilities:
                Accounts receivable                                                          135                   (214)
                Inventories                                                                 (210)                  (430)
                Prepaid expenses and other current assets                                   (129)                   206
                Accounts payable                                                            (413)                   362
                Accrued compensation                                                         132                     76
                Other accrued liabilities                                                    745                   (307)
                                                                                        --------               --------
                      Net cash used in operating activities                              (10,984)                (8,619)
                                                                                        --------               --------

Cash flows from investing activities
     Purchases of short-term investments                                                  (3,150)               (28,056)
     Maturities of short-term investments                                                 19,112                 16,248
     Purchases of property and equipment                                                    (158)                (1,378)
     Change in other assets                                                                   (1)                    (2)
                                                                                        --------               --------
                      Net cash provided by (used in) investing activities                 15,803                (13,188)
                                                                                        --------               --------

Cash flows from financing activities
     Payments on capital lease obligations                                                  (190)                  (242)
     Proceeds from bank borrowings                                                         6,000                  6,000
     Payments on bank borrowings                                                          (6,000)                (6,000)
     Payments received on notes receivable
          from stockholders                                                                    -                     15
     Proceeds from issuance of common stock, net                                             115                 28,433
     Issuance of notes receivables to stockholders                                          (310)                     -
                                                                                        --------               --------
                      Net cash provided by (used in) financing activities                   (385)                28,206
                                                                                        --------               --------

Net increase in cash and cash equivalents                                                  4,434                  6,399
Effect of exchange rates on cash and cash equivalents                                        (19)                   (14)
Cash and cash equivalents, beginning of period                                             3,401                  4,908
                                                                                        --------               --------
Cash and cash equivalents, end of period                                                $  7,816               $ 11,293
                                                                                        --------               --------


                 The accompanying notes are an integral part of these condensed consolidated financial statements


                            SYMPHONIX DEVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of September 30, 1999 of Symphonix Devices, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999, or any future interim period.

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

Stock options and warrants to purchase 1,405,182 and 531,506 shares of common stock at prices ranging from $0.14 to $10.50 per share were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options and warrants could potentially dilute earnings per share in the future.

3.  Inventories:

    Inventories comprise (in thousands):

                                  September 30, 1999       December 31, 1998
                                 ---------------------    -------------------

Raw materials                             $116                      $418
Work in Progress                           590                       182
Finished goods                             265                       161
                                          ----                      ----

                                          $971                      $761
                                          ====                      ====

4. Recent Accounting Pronouncement:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133 as required for its first quarterly filing of the year 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and footnotes thereto, and with the Company's audited financial statements for the year ended December 31, 1998 and the footnotes thereto. The information set forth below contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results".

Overview


     Symphonix Devices, Inc. ("Symphonix" or the "Company") is a developer of proprietary semi-implantable and implantable products, or soundbridges, for the management of moderate to severe hearing impairment. In 1994, mild to severe hearing impairment affected approximately 26 million people in the United States, or 10% of the population, of whom approximately 17 million people were classified as moderately or severely hearing impaired. The Company believes that its family of Vibrant soundbridges, designed to overcome the inherent limitations of traditional hearing instruments, represent a novel approach in the management of hearing impairment. The Company's initial products, the Vibrant P, Vibrant D and Vibrant HF soundbridges, are semi-implantable devices which mechanically drive the three small bones of the middle ear to overcome the user's hearing impairment. The Vibrant P soundbridge is a second generation product that is similar to the first generation Vibrant soundbridge but is designed to permit a greater degree of customization to address the specific needs of a particular user's hearing loss and expand the types of hearing loss that can be managed by the Company's products. The Vibrant D soundbridge incorporates digital signal processing and the Vibrant HF soundbridge is designed for people with a noise-induced high frequency hearing loss.

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

Vibrant P soundbridge in March 1998 and for the Vibrant D soundbridge in June 1999. The Company plans to commence selling activities for the Vibrant HF soundbridge in Europe after it has gathered clinical data on a limited number of patients. In the United States, the Company has submitted a PMA pursuant to the modular PMA process, which included data gathered in the clinical trial of the Vibrant P and Vibrant D soundbridges. The Company has also submitted information related to a manufacturing change recently implemented by the Company, and the Company has proposed to enroll additional patients to provide safety data on this manufacturing change. During the period of the FDA's review of the application's fileability, the Company placed an applicant hold on such review pending agreement of a final protocol for the safety follow-up of those patients as a result of the manufacturing change. As of September 30, 1999, approximately 255 patients have been implanted with the Company's soundbridges.

Results of Operations


     Revenue. Revenue was $73,000 in the three months ended September 30, 1999 compared to $242,000 in the three months ended September 30, 1998. Revenue was $224,000 for the nine months ended September 30, 1999 compared to $327,000 for the nine months ended September 30, 1998. Revenue in these periods was the result of initial selling activities in Europe.

     Cost of goods sold. Cost of goods sold increased from $709,000 for the three months ended September 30, 1998 to $891,000 for the three months ended September 30, 1999 and increased from $1.1 million for the nine months ended September 30, 1998 to $2.8 million for the nine months ended September 30, 1999. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and unabsorbed manufacturing overhead.

     Research and Development Expenses. Research and development expenses were $2.1 million in the three months ended September 30, 1999 compared to $2.0 million in the three months ended September 30, 1998. Expenses were $5.8 million for the nine months ended September 30, 1999 compared to $5.5 million for the nine months ended September 30, 1998. The Company has incurred substantial costs in both 1999 and 1998 on the clinical trials of its Vibrant soundbridges. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.5 million in the three months ended September 30, 1999 compared to $1.5 million in the three months ended September 30, 1998 and were $4.5 million in the nine months ended September 30, 1999 compared to $4.0 million for the nine months ended September 30, 1998. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. These costs increased primarily due to costs associated with the increased scope of the Company operations, including its
European sales and marketing organization.   Commencing in 2000, the Company
expects to incur substantial expenses in developing a U.S. sales and marketing organization.

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options grant dates. Deferred compensation expense of $139,000 attributed to such options was amortized during the quarter ended September 30, 1999. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

  Interest Income (Expense). Interest income, net of expense, decreased to $156,000 in the three months ended September 30, 1999 from $380,000 in the three months ended September 30, 1998 and decreased to $578,000 for the nine months ended September 30, 1999 from $1,049,000 for the nine months ended September 30, 1998. These reductions in interest income were due to the reduction in the Company's cash and short term investment balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

  Income Taxes. As a result of the net losses incurred, the Company has not incurred any U.S. income tax obligations. At December 31, 1998, the Company had net operating loss carryforwards of $25 million for federal and $19 million for state income tax purposes, which will expire at various dates through 2013 and through 2003, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States federal and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's shares occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

  Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities, totaling $26.5 million, from equipment lease financing totaling $1.3 million and from bank borrowings totaling, net, $2.0 million. At September 30, 1999, the Company had $11.7 million in working capital, and its primary source of liquidity was $13.8 million in cash, cash equivalents and short-term investments.

  Symphonix used $11.0 million in cash for operations in the nine months ended September 30, 1999, compared to $8.6 million in the nine months ended September 30, 1998.

  Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $25,000 and $206,000 in the three months ended September 30, 1999 and 1998, respectively and were $158,000 and $1.4 million in the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999, the Company did not have any material commitments for capital expenditures.

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

  The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At September 30, 1999, the

Company had borrowings of $2.0 million and an outstanding letter of credit in the amount of $195,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

  The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products if approved for marketing and other factors not within the Company's control. The Company believes that its existing capital will be sufficient to fund its operations and its capital investments through the first half of 2000. Commencing in 2000, the Company expects to incur substantial expenses in developing a U.S. sales and marketing organization. To fully develop such a capability and to effectively launch its products commercially in the United States, if approved by the U.S. Food and Drug Administration ("FDA"), the Company expects that it will have to raise additional financing. There can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not
be dilutive to stockholders.   If adequate funds are not available, the Company
could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Network and facility infrastructure: Included in this category are the computer networks in the Company's San Jose, California headquarters and Basel, Switzerland European headquarters (including servers, computers, other network equipment and computer and network operating systems), together with general facility systems such as telephone and security systems. The Company has completed the identification and assessment phases and has partially completed remediation of identified issues. The Company plans to complete the remaining remediation efforts before the end of the fourth quarter of 1999. The cost of such remediation efforts is not expected to be material. The Company will carefully monitor the performance of its network and facility systems, but based on its remediation efforts to date, does not anticipate a need for specific contingency plans.

  Business applications software: Included in this category are various applications used in design, manufacturing, distribution and finance. The Company's primary business application is a company-wide system used for manufacturing planning, accounting, inventory management and sales transactions. The Company has completed the identification and assessment phases. Regarding the Company's primary business application, the Company has evaluated the software developer's representation, has installed the version of the software represented as being year 2000-compliant and has completed testing to verify proper functioning of the software. This testing yielded satisfactory results and the remediation is considered complete. For many other software applications, the Company has, in the assessment phase, relied on the software developer's representations regarding Year 2000 compliance of their software. Remediation is substantially completed for these applications. There can be no assurance, however, that software applications represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects. The Company intends to monitor the operation of its business applications to identify as quickly as possible any Year 2000 errors that may arise.

  Process control systems: Included in this category are instrumentation and systems used in design and manufacturing processes. The Company has completed the identification and assessment phases and has partially completed the remediation phase. The Company plans to complete the remaining remediation efforts during the fourth quarter of 1999. The Company plans to monitor system operations closely to identify as quickly as possible any year 2000 errors and defects.

  External partners: The Company intends to assess the possible effects on its operations of the Year 2000 compliance of certain relevant third parties, such as customers and service providers by using questionnaires and interviews to solicit information from these parties. In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has completed the identification phase and has initiated the assessment phase. Contingency planning, including the timing of procurement and production activities, will be assessed during the fourth quarter of 1999.

  Symphonix products: The Company's products are regulated by the FDA and the FDA has advised manufacturers of medical devices to address readiness of their products for year 2000 issues. The Company has completed a preliminary assessment and has informed the FDA that the Company does not believe that any of its existing products are susceptible to Year 2000 issues.

  The Company does not expect to incur costs in its Year 2000 Readiness Program that will be material to its business, financial condition or results of operations. However, until the Company completes all phases of its program, the full extent of the remediation costs will not be known and there can be no assurance that such costs will not be material. The Company will utilize both internal and external resources, such as consultants and professional advisors, in implementing the Year 2000 Readiness Program and the Company currently estimates that the external resources required during the identification, assessment and remediation phases of the Year 2000 Readiness Program will cost approximately $50,000. Because the Year 2000 Readiness Program is an ongoing process, all cost estimates are subject to change. Specific contingency plans will be developed upon completion of the assessment phases and may include additional procurement of inventory to assure continued supply from vendors.

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

Factors That May Affect Future Results

  History of Losses and Expectation of Future Losses. At September 30, 1999, the Company had an accumulated deficit of $44.4 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. The Company has received the authorization to affix the CE Mark to the Vibrant P, Vibrant D and Vibrant HF soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). Although the Company has commenced selling the Vibrant P and Vibrant D soundbridges in Europe, through September 30,1999 the Company has not generated significant revenues from these sales. The Company plans to commence selling the Vibrant HF soundbridge in Europe after it has gathered clinical data on a limited number of patients. The Vibrant HF soundbridge will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Company's Vibrant P and Vibrant D soundbridges only recently became available for sale in the EU and are not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through the year 2001 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, including action relating to regulatory matters, progress of clinical trials, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

  Limited Clinical Testing Experience.    In the United States, the Company
has received approval of an IDE and IDE supplements to conduct clinical trials
of the Vibrant, Vibrant P, Vibrant D and Vibrant HF soundbridges.   In Europe,
the Vibrant P and Vibrant D soundbridges have been the subject of limited clinical testing. The Company intends to conduct clinical testing of the external components of the Vibrant HF soundbridge. The implanted components of the Vibrant HF soundbridge is the same as the implanted components of the Vibrant P and Vibrant D soundbridges which were tested in clinical trials previously conducted by the Company in Europe. None of the Company's other soundbridges under development have been tested in human clinical trials and these soundbridges will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

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

  Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P soundbridge, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P soundbridge. In November 1998, the Company received FDA approval of an IDE supplement to include the Vibrant HF soundbridge in this study. During 1998, the Company enrolled 55 subjects in the study. However, because the IDE supplement allowing the inclusion of the Vibrant HF soundbridge was approved when enrollment was almost complete, only one of the 55 subjects is to be fitted with a Vibrant HF soundbridge. To facilitate enrollment of a greater number of subjects to receive the Vibrant HF soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company has enrolled 7 subjects in this clinical trial. In March, 1999 the FDA approved an IDE supplement permitting the evaluation of the Vibrant D soundbridge. Patients who had completed the clinical trial protocol for the Vibrant P soundbridge were eligible for enrollment in the evaluation of the Vibrant D soundbridge.

  The Company has submitted a PMA pursuant to the modular process, which included data gathered in the clinical trial of the Vibrant P and Vibrant D soundbridges. The Company has also submitted information related to a manufacturing change recently implemented by the Company, and the Company has proposed to enroll additional patients to provide safety data on this manufacturing change. The Company placed an applicant hold on the FDA's fileability review of the Company's PMA, pending agreement of a final protocol for the safety follow-up of those patients as a result of the manufacturing change. The Company is presently discussing with the FDA the details of the protocol for follow-up of these additional patients, of whom 73 have already been enrolled, including 14 in the U.S. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product, or that the FDA will file or approve the Company's PMA.

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

  No Assurance of Market Acceptance. The market acceptance of the Company's soundbridges will depend upon their acceptance by the medical and audiology communities and patients as clinically useful, reliable and cost-effective compared to other devices. Clinical acceptance will depend on numerous factors, including the establishment of the safety and the effectiveness of the soundbridge's ability to drive the ossicles directly and improve hearing over currently available hearing aids. Clinical acceptance will also depend on the receipt of regulatory approvals in the United States and the Company's ability to adequately train ear surgeons on the techniques for implanting the Company's soundbridges. There can be no assurance that the Company's soundbridges will be preferable alternatives to existing devices, some of which, such as the acoustic hearing aid, do not require surgery, or that the Company's soundbridges will not be rendered obsolete or noncompetitive by products under development by other companies. Patient acceptance of the Company's soundbridges will depend in part upon physician, audiologist and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches. Prior to undergoing surgery for the implantation of the Company's soundbridge, a patient may speak with a number of medical professionals, including the patient's primary care physician, an audiologist, an ENT specialist, as well as surgeons who specialize in ear surgery. The failure by any of these medical professionals to favorably recommend the Company's products and the surgery required to implant the soundbridge could limit the number of potential patients who are introduced to an ear surgeon as candidates for the Company's soundbridges. Even if the Company's soundbridges are adopted by the medical and audiology communities, a significant market may not develop for the Company's products unless acceptable reimbursement from health care payors is available. There can be no assurance that the Company's soundbridges will be accepted by the medical and audiology communities, or consumers, that acceptable reimbursement from third-party payors will be available or that market demand for such products will be sufficient to allow the Company to achieve profitable operations. Failure of the Company's soundbridges, for whatever reason, to achieve significant adoption by the medical and audiology communities or consumers or failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

  Highly Competitive Market; Risk of Competing Hearing Devices. The medical device industry is subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids. Principal manufacturers of acoustic hearing aids include Siemens Audiologische Technik GmbH, Phonak AG, Oticon, Widex, Philips Medical Systems, Starkey Laboratories Inc., Beltone Electronics Corp., Dahlberg Inc., and GN Danavox/ReSound. There can be no assurance that the Company's soundbridges will be able to successfully compete with established hearing aid products. Although, to the Company's knowledge, none of these acoustic hearing aid manufacturers are currently developing direct drive devices, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive sensorineural hearing devices. Research of this type has been conducted at various sites for over 20 years. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

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

  Raw materials, components and subassemblies for the Company's soundbridges are purchased from various qualified suppliers and are subject to stringent quality specifications and inspections. The Company conducts quality audits of its key suppliers, several of whom are experienced in the supply of components to manufacturers of implantable medical devices, such as pacemakers, defibrillators and drug delivery pumps. A number of components and subassemblies, such as silicone, signal processing electronics and implant packaging are provided by single source suppliers. Certain components of the Vibrant P, Vibrant D and Vibrant HF soundbridges, the analog and digital signal processing microcircuits, are provided by sole source suppliers. None of the Company's suppliers is contractually obligated to continue to supply the Company nor is the Company contractually obligated to buy from a particular supplier. For certain of these components and subassemblies, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components and subassemblies could not be accomplished quickly. In addition, if the Company wishes to significantly modify its manufacturing processes or change the supplier of a critical component, additional approvals will be required from the FDA before the change can be implemented. Because of the long lead time for some components and subassemblies that are currently available from a single source, a supplier's inability or failure to supply such components or subassemblies in a timely manner or the Company's decision to change suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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


  Dependence upon Patents and Proprietary Technology. In the United States, the Company holds 11 issued patents and 12 pending patent applications, of which 1 has been allowed but not yet issued. Additionally, the Company has 1 issued and 17 pending foreign patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing impairment. In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing or violating the proprietary rights of others.

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

  Future Capital Requirements; Uncertainty of Additional Funding. The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States, if approved for marketing, and internationally and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 shares of common stock. On February 27, 1998, the Company completed the sale of an additional 345,000 shares of common stock pursuant to the exercise by the underwriters of an over allotment option. Net proceeds to the Company totaled approximately $28.4 million. The Company believes that the net proceeds of the offering, together with its previously existing capital resources and projected interest income, will be sufficient to fund its operations and its capital investments through the first half of 2000. Commencing in 2000, the Company expects to incur substantial expenses in developing a U.S. sales and marketing organization. To fully develop such a capability and to effectively launch its products commercially in the United States, if approved by the U.S. Food and Drug Administration ("FDA"), the Company expects that it will have to raise additional financing. There can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company has established a European sales and marketing organization which, as of September 30, 1999, is comprised of 10 marketing, sales, clinical and support personnel. These personnel are performing direct sales activities in Germany, France, the United Kingdom, Switzerland and Austria, and are supporting distributors in other European countries. In addition, the Company has hired a sales manager for South America. The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. While the Company intends to continue to market its products to these specialists, it also plans to focus on the referring physicians, audiologists and the general population of ENT surgeons in an attempt to increase the number of patients that are referred to specialist ear surgeons. The Company is also attempting to gather clinical and other data which it believes will be helpful in obtaining reasonable reimbursement levels for its products. The Company also has distributors in Sweden, Denmark, Italy, Spain and Portugal. The Company has also established a distributor for certain countries in South America. In other international markets, including Japan, the Company will seek to establish a network of distributors.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company had no holdings of derivative financial or commodity instruments at September 30, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At September 30, 1999 the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

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

                                Use of Proceeds
                                ---------------

     Research & Development, including clinical trials    $11,200,000
     Development of sales and marketing organization      $ 3,800,000
     Leasehold improvements and capital expenditures      $ 1,200,000
     Working capital and general corporate                $ 8,600,000

Temporary Investments
     Short-term investments                               $ 3,600,000

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 OEM and Supply Agreement between Symphonix Devices, Inc. and Siemens Audiologische Technik GmbH dated June 4, 1999. *

              27.1  Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.


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



Date:  November 12, 1999            SYMPHONIX DEVICES, INC.


                                    /s/ Kirk Davis
                                    ------------------------------------------
                                    Kirk Davis
                                    President and Chief Executive Officer



                                    /s/ Alfred G. Merriweather
                                    ------------------------------------------
                                    Alfred G. Merriweather
                                    Vice President Finance and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer