Form 10-K405
period 1999-12-31
SYMPHONIX DEVICES INC
filed 2000-04-13
CIK 930481

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended: December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from        to

                       Commission File Number 000-23767

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1999 was approximately $17,519,504 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At December 31, 1999, registrant had outstanding 13,443,355 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I..................................................................    3

    ITEM 1.  BUSINESS...................................................     3

    ITEM 2.  PROPERTIES.................................................    22

    ITEM 3.  LEGAL PROCEEDINGS..........................................    22

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    22

 PART II.................................................................   23

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................    23

    ITEM 6.  SELECTED FINANCIAL DATA....................................    24

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    25

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................    31

    ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS..........................    31

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    49

 PART III................................................................   49

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    49

    ITEM 11. EXECUTIVE COMPENSATION.....................................    50

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    50

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    50

 PART IV.................................................................   51

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K..................................................    51

 SIGNATURES..............................................................   54

                                    PART I

  This Annual Report on Form 10-K (the "Annual Report") contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), including statements that indicate what the Company "believes", "expects" and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements. The reader is strongly urged to read the information set forth under the captions Part I,
Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these significant risks and uncertainties.

ITEM 1. BUSINESS

Overview

  Symphonix Devices, Inc. ("Symphonix" or the "Company") develops, manufactures and markets a proprietary line of semi-implantable SoundbridgeTM hearing devices for the management of hearing impairment, a medical disorder that affects approximately 28 million people in the United States alone. The Company is also developing a fully-implantable Soundbridge. The Soundbridge is a middle ear implant technology designed to vibrate the small bones in the middle ear, enhancing the natural hearing process. The Vibrant Soundbridge, the family of semi-implantable devices, is currently being marketed in Europe in conjunction with the Company's European distribution partner, Siemens Audiologische Technik GmbH ("Siemens"), and is in clinical trials in the United States. The fully implantable Soundbridge family is currently in development. The Company believes that the Soundbridge technology overcomes the inherent limitations of traditional hearing devices, and represents a novel approach in the management of hearing loss.

  In September 1996, the Company initiated clinical trials of the first-generation Vibrant Soundbridge in both the United States and Europe. The Company received permission in the European Union (EU) to affix the CE mark to the Vibrant Soundbridge in March 1998. Through a technology alliance with Siemens, the Company is currently developing its fourth generation Vibrant Soundbridge, based on 8-channel, digital signal processing. As of January 31, 2000, over 300 patients have been implanted with the Vibrant Soundbridge in over 60 centers in both the United States and Europe.

How the Ear Works

  The human ear consists of three regions: the outer ear, the middle ear and the inner ear. The outer ear consists of the external auricle and the ear canal. The ear canal is a passageway through which sound waves reach the middle ear. The outer ear is separated from the middle ear by the tympanic membrane, commonly referred to as the eardrum. The middle ear is a chamber that contains three tiny bones, the malleus, the incus, and the stapes that together are known as the ossicles. The ossicles form a chain from the tympanic membrane to the inner ear. The inner ear includes the cochlea, which is a fluid-filled structure that contains a large number of delicate sensory hair cells that are connected to the auditory nerve.

  As sound enters the ear canal, it is slightly amplified by the natural resonant characteristics of the ear canal. The sound waves cause vibration of the tympanic membrane and are transmitted to the fluid filling the inner ear by the motion of the ossicles. The waves created in the fluid pass through the snail-shaped cochlea and stimulate the delicate sensory hair cells. These hair cells generate electrochemical signals that are detected by the auditory nerve and are then subsequently interpreted by the brain as sound.

  Sound is distinguished by frequency and intensity. The frequency of sound is perceived as pitch and is measured in cycles per second, or Hertz ("Hz"). The normal human ear perceives sounds in the range of 20 to 18,000 Hz, although most components of human speech are generally in the range of 400 to 4,000 Hz. A more subtle aspect of frequency is that certain letters of the alphabet are spoken at a different frequency than others. For example, certain consonants such as "m," "n" and "g" and all vowels are spoken at relatively low frequencies while other consonants and sounds such as "t," "s," "f" and "sch" are spoken at higher frequencies. Accordingly, at a given volume, certain letters may be more audible than others.

  The intensity of sound is perceived as loudness and is measured in decibels ("dB"). The lowest level of intensity at which an individual perceives sound is known as the threshold of hearing. The range in decibels from a person's threshold of hearing to the level at which the person perceives sound to be uncomfortably loud is known as the dynamic range. Both the threshold of hearing and the dynamic range vary with the frequency of sound. An individual with normal hearing can comfortably hear sounds ranging in intensity from approximately 30 dB to 100 dB. When an individual's threshold of hearing is improved as a result of using a hearing instrument, the difference between the aided threshold level at a particular frequency and the unaided threshold level at that frequency is known as functional gain' and is measured in decibels.

                               [GRAPHIC TO COME]

 Hearing Impairment

  Hearing impairment can adversely affect quality of life and psychological well being. Hearing-impaired people often withdraw from discussions and other social interactions to avoid frustration and embarrassment from not being able to fully participate in and understand conversations. Difficulty in communicating effectively can lead to negative emotions and attitudes, increased stress levels and reduced self-confidence, sociability and effectiveness in the workplace.

  Approximately 28 million Americans are hearing-impaired. Hearing loss is one of the most prevalent chronic health conditions in the United States, affecting people of all ages, in all segments of the population, and across all socioeconomic levels. Hearing loss affects approximately 17 in 1,000 children under age 18. Incidence increases with age; approximately 314 in 1,000 people over age 65 have hearing loss. Hearing loss can be hereditary, or it can result from disease, trauma, or long-term exposure to damaging noise or medications. Hearing loss can vary from a mild but important loss of sensitivity, to a total loss of hearing.

  Traditionally, statistics on hearing loss have shown seniors from 65 years of age to be the most vulnerable age group with over 30% reporting hearing loss while approximately 10% in the 40 to 65 year age group acknowledge losses. This latter figure has now ballooned as more and more baby boomers seek help. Experts predict that as America ages, hearing loss will become an epidemic.

  Experts also agree that noise-induced hearing loss is to blame for most hearing loss for 40 and 50 year olds. Many of these baby boomers acknowledge that decibel-blasting rock and roll concerts in their youth have left lasting memories as well as permanent damage to the delicate hair cells in the inner ear which conduct electro-chemical impulses to the brain where they are deciphered as sounds. The National Institute on Deafness and Communication Disorders (NIDCD) reports that 20,000,000 Americans are exposed to hazardous noise levels in dangerously noisy environments. The estimated annual cost of lost productivity, special education, and medical care because of untreated hearing loss in the U.S. is $56 billion--an annual per capita tax of $216.

  Hearing impairment can be characterized according to its physiological source. There are two general categories of hearing impairment, conductive and sensorineural, although sometimes a combination of the two may arise. Conductive hearing impairment results from diseases or disorders that limit the transmission of sound through the outer and/or middle ear. Conductive hearing impairment is often treated surgically with an implanted prosthesis to replace part or all of the ossicles. The Company believes that people with a conductive hearing loss represent a small portion of the total hearing-impaired population.

  Sensorineural hearing impairment occurs in the inner ear and/or neural pathways and accounts for the vast majority of hearing impairment. In patients with sensorineural hearing impairment, the external and middle ear function normally. The sound vibrations pass undisturbed through the eardrum and ossicles, and fluid waves are created in the cochlea. However, because some or many of the delicate sensory hair cells inside the cochlea have degenerated or been damaged, the inner ear cannot detect the full intensity and quality of the sound. Sensorineural hearing impairment typically occurs as a result of aging or exposure to loud noise over a protracted period of time.

Existing Therapies

  The traditional approaches to management of sensorineural hearing impairment involve the use of hearing aids or cochlear implants. Hearing aids are commonly used to manage the mild to severe sensorineural hearing impaired population (approximately 24 million of the 28 million hearing-impaired people in the United States). Cochlear implants have been primarily used for the profound hearing-impaired segment of the market (less than 1 million people in the United States). However, both approaches have significant limitations in addressing their respective markets.

 Hearing Aids

  Hearing aids are acoustic devices that amplify sound to increase the movement of the tympanic membrane and indirectly vibrate the ossicles to overcome the decrease in sensitivity of the delicate sensory hair cells inside the cochlea. The first electrically-enhanced hearing aid was invented about a hundred years ago and consisted of a microphone, amplifier, battery and speaker. More recently, hearing aid manufacturers have increased the sophistication of sound processing, often using digital technology, to provide features such as programmability and multi-band compression, allowing different degrees of amplification at different frequencies. Hand-held programmers have also been developed to compensate for the inability of hearing aids to adequately process sound in a variety of acoustic environments. In addition, as technology has enabled greater miniaturization, less obtrusive hearing aids have become available. Although there have been continued advancements in hearing aid technology, there are still many drawbacks:

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

    Reliability. Hearing aids require frequent maintenance, in part due to their placement in the ear canal, where earwax can cause problems with the speaker or dampen the sound produced by the hearing aid. Hearing aids generally have to be replaced every three or four years, either because of loss, damage or obsolescence. The need for periodic replacement increases the lifetime cost of wearing a hearing aid. Traditionally, most hearing aid users have paid for these devices directly.

  Largely as a result of these problems, hearing aid manufacturers experienced product return rates of approximately 20% in 1999. In addition, approximately 16% of those who have purchased hearing aids report that they never wear their hearing aids. However, despite the inherent limitations of hearing aids, approximately 1.9 million new hearing aids were sold in the United States in 1999.

 Cochlear Implants

  Cochlear implants were originally developed for people who have a profound hearing loss, approximately one million people in the United States alone. The cochlear implant is inserted into the inner ear in a highly invasive and non-reversible surgery that destroys pre-surgery, unaided hearing (residual hearing). The implant electrically stimulates the auditory nerve through an electrode array that provides audible cues to the user which are not interpreted by the brain as normal sound. Users generally require intensive and extended counseling, speech therapy, and training following surgery to be able to properly interpret these cues and achieve any benefit. Best results are achieved with adults whose hearing loss develops later in life or with children. Recently, some cochlear implants have been indicated for severe hearing loss. However, cochlear implants have been controversial both because of strong resistance from portions of the deaf community and because of the irreversible nature of the surgery in which the cochlea is invaded and residual hearing is destroyed. Accordingly, the Company does not believe that cochlear implants will achieve significant market penetration beyond their initial indication of profound hearing impairment. The Company estimates that the worldwide market for cochlear implant devices was approximately $150 million in 1999.

The Symphonix Solution

  The Company is developing proprietary semi-implantable and implantable Soundbridge families, for the management of mild to severe hearing impairment. The Soundbridge families are based on the Company's patented core technology, the Floating Mass Transducer ("FMT"). The FMT is a tiny transducer that is designed to enhance hearing by precisely mimicking and amplifying the movements of the ossicles. While conventional approaches have indirectly driven the ossicles by amplifying sound to increase the vibrations of the tympanic membrane, the FMT is attached directly to the ossicles and enhances the natural movement of these vibratory structures. This, in turn, enhances stimulation of the delicate sensory hair cells in the inner ear. With the Vibrant Soundbridge, the FMT receives electrical signals from an Audio Processor. The Audio Processor picks up sound from the environment and converts that sound into electrical signals which are then transmitted to an implant under the skin.

  The Vibrant Soundbridge is implanted in a two-hour surgery that can be performed on an outpatient basis utilizing techniques similar to those employed in routine otologic procedures. Based on clinical studies to-date, the Company believes that the Soundbridge:

    Does not significantly affect the patient's residual hearing. This means that the unaided hearing level after surgery is equivalent to the pre-surgery, unaided hearing level.

    Improves overall sound quality and clarity. By leaving the ear canal unobstructed and the natural resonance undisturbed, a more natural sound quality is obtained over a broader range of frequencies.

    Improves fit and comfort. No part of the Vibrant Soundbridge is inserted in the ear canal, resulting in increased comfort for users of the Vibrant Soundbridge.

    Reduces acoustic feedback. Since the Vibrant Soundbridge mechanically drives the ossicles, it reduces acoustic feedback.

    Improves functional gain. Users are able to experience greater output, or intensity, from their Soundbridge as compared to their hearing aid. As a result, their threshold level of hearing is improved.

    Improves a patient's satisfaction and perceived benefit in both everyday and challenging listening situations. Patients are more satisfied with their performance in difficult environments, like those with background noise, a well as in common environments like those in which they communicate directly with friends.

    Reduces maintenance issues. Since no components of the Vibrant Soundbridge are in the ear canal, the reliability problems caused by wax and moisture are eliminated.

Strategy

  The Company's objective is to establish the Soundbridge technology as the standard of care worldwide for the management of mild to severe hearing impairment. The key elements of the Company's strategy are:

    Demonstrate improved functional performance and quality of life. The Company intends to promote the potential benefits of its products to the broad hearing-impaired population in order to reach the large number of people who are not being adequately treated for their medical disorder today. The Company believes that by demonstrating improvement in a patient's performance in a variety of listening environments, quality of life will increase and the Soundbridge will become a highly-differentiated approach to managing hearing impairment.

    Develop broad awareness of Soundbridge technology within the otology, audiology and hearing-impaired communities. The Company intends to position the Soundbridge as a technologically-advanced surgical implant that addresses an unmet clinical need, creating a new option for the hearing-impaired. The Company will initially target otologists, a segment of the broader ENT population that specializes in ear surgery. The Company will also build awareness among audiologists and other potential patient referral sources, as well as conduct direct-to-consumer educational activities to stimulate patient flow.

    Leverage the Company's patented core technology. The Company intends to leverage its patented core FMT technology to develop next-generation Soundbridge devices. The Company intends to dedicate significant resources to continued research and development to further develop its core technology and to expand the medical indications for this technology. To further enhance system development, the Company intends to leverage technology developed by Siemens, particularly in the area of signal processing, in accordance with the existing technology alliance between Siemens and the Company.

    Protect and enhance the Company's proprietary position. The Company intends to continue to aggressively pursue proprietary protection for its technologies and products. The Company has 11 patents issued in the United States, one patent issued internationally and 33 patents pending both in the United States and internationally covering a number of fundamental aspects of the FMT and related technologies.

Products Under Development

  Symphonix is developing proprietary semi-implantable and totally implantable Soundbridges, utilizing the Company's core FMT technology to manage hearing impairment. The Company believes that its semi-implantable Soundbridge, the Vibrant Soundbridge, will enable the Company to address a significant portion of the mild to severe hearing impairment market currently not satisfied with traditional hearing aid devices. In addition, the Company is developing a totally implantable Soundbridge, which is being designed to be completely implanted under the skin with no external components.

  The semi-implantable Soundbridge family utilizes the same implant, with differences in function being provided by modifications to the external Audio Processor, its software and/or programming platform. Utilization of a common implant will allow a user to upgrade the Audio Processor if a user's hearing changes over time, or as external processing technology continues to improve. The following table describes the current portfolio of Soundbridges available, or under development, by the Company and their status:

 Soundbridge                               Hearing Loss
    Family      Product Descriptions         Addressed               Status(1)
 -----------    --------------------       ------------              ---------
    Semi-     Second generation semi-    Mild to severe    Vibrant P pivotal trial
 implantable  implantable hearing                          enrollment completed, Pre-
   (Vibrant   device with programmable                     market Approval Application
 Soundbridge) dual channel analog                          submitted in United States;
              signal processing                            CE mark and product sales in
                                                           Europe

              Modified second            Noise-induced     Vibrant HF pivotal trial
              generation semi-           high frequency    underway in United States;
              implantable hearing        loss              CE mark obtained in Europe
              device designed to
              address noise-induced
              high frequency hearing
              loss by using modified
              signal processing.

              Third generation semi-     Mild to severe    Vibrant D pivotal trial
              implantable hearing                          enrollment completed, Pre-
              device, with                                 market Approval Application
              programmable 3 channel                       submitted in United States;
              digital signal                               CE mark and product sales in
              processing.                                  Europe

              Fourth generation semi-    Mild to severe    Late stage of development;
              implantable hearing                          IDE supplement expected to
              device, with                                 be submitted in 2000;
              programmable 8 channel                       application for CE expected
              digital signal                               to be submitted in 2000
              processing, PC-based
              programming

   Totally    Designed to be             Mild to severe    Totally implantable
 Implantable  completely implanted                         Soundbridge family in
              under the skin with no                       development
              external components,
              PC-based programming

--------
(1) Regulatory filing dates reflect the Company's plans and are subject to delay or cancellation depending upon contingencies that may arise in the development process.

  The Vibrant Soundbridge has both external and implantable components. The external Audio Processor consists of (i) a microphone that picks up sound from the environment, (ii) sound processing circuitry that converts the sound to an electronic signal and modulates the signal to reduce potential noise interference from broad band electromagnetic fields and (iii) a small 1.5 volt battery that powers the device. The Audio Processor is placed on the head behind the ear and is held in place by magnetic attraction to an implanted receiver, the VORP (Vibrating Ossicular Prosthesis). The Audio Processor is small enough to be concealed by the user's hair.

                               [GRAPHIC TO COME]

  The VORP converts the electronic signal to a mechanical vibration of the ossicles in the middle ear. The VORP consists of (i) a receiver unit that receives the modulated electronic signal through the skin from the external Audio Processor and extracts the appropriate drive signal for the FMT, (ii) a conductor link that connects the implanted receiver unit to the FMT and (iii) the FMT, which is attached to the incus using a titanium clip. All of these components are insulated from body chemistry using well established implantable device materials used in pacemaker and implantable defibrillator systems.

  The FMT is a tiny transducer, approximately 2mm in length, which comprises a permanent magnet suspended within a titanium housing. A coil surrounding the housing generates a small electromagnetic field based on the signal received from the VORP's receiver unit. The electromagnetic interaction of the magnet and the coil creates a mechanical vibration of the entire FMT. This vibration mimics and enhances the natural movement of the ossicles, which in turn generates enhanced stimulation of the sensory hair cells of the inner ear. A critical element of the proprietary FMT design is the proximity of the magnet to the electromagnetic field that causes the magnet to vibrate. By keeping the magnet and the coil close together, the FMT maximizes electromagnetic coupling while minimizing power consumption.

                               [GRAPHIC TO COME]

  The surgical procedure for the implantation of the Vibrant Soundbridge involves techniques that are similar to those employed in other common otologic procedures. The internal receiver unit is implanted behind the ear, under the skin and muscle. The conductor link connecting the receiver unit to the FMT is placed through the excavated mastoid bone. These steps are similar to those required for the surgical placement of a cochlear implant receiver. In the middle ear, the FMT is attached to the ossicles in a manner similar to the way otologists have traditionally attached ossicular prostheses for management of conductive hearing loss. Because the procedure involves surgical techniques that are familiar to ear surgeons, the Company believes that surgeon training will not be a significant impediment to market acceptance. The procedure may be performed on an outpatient basis, and generally can be performed in about two hours. Approximately eight weeks following the surgery, an audiologist fits the Audio Processor with the appropriate sound processing settings. The Company's approved Investigational Device Exemption ("IDE") only permits implantation in one ear. This will generally be the ear with the poorest unaided functional hearing. Based on clinical experience to-date, the Company believes that the surgical procedure can be reversed without damage to the patient's residual hearing.

 The Vibrant Soundbridge Family

  The Vibrant P Soundbridge is designed to provide, through programming adjustments, a degree of customization to address the specific needs of a particular user's hearing loss, thereby permitting a broad range of hearing losses to be managed. At the time of fitting, the Audio Processor is connected to a hand-held programming unit that allows the audiologist to separately adjust the low and high frequency responses of the Audio Processor. This permits customization to the patient's needs in both the low and high frequency channels commensurate with their specific hearing loss characteristic.

  The Company received approval to affix the CE mark to the Vibrant P Soundbridge in March 1998 and commenced selling activities in the European Union at that time. The Vibrant P Soundbridge has superseded the Company's first generation semi-implantable Soundbridge. In the United States, the Company has completed enrollment in the pivotal phase of a U.S. Food and Drug Administration ("FDA") approved multi-center study and has submitted its pre-market approval (PMA) application for the Vibrant P Soundbridge. There can be no assurance that the Company's PMA application will result in a timely approval of the Vibrant P Soundbridge, if at all.

  The Vibrant HF Soundbridge is being developed to provide a benefit for those individuals who have a hearing loss at high frequencies, but relatively normal hearing at lower frequencies. Hearing aids are usually limited in effectiveness at higher frequencies due to acoustic feedback and acoustic receiver response limitations. With the increasing exposure to noise in modern society, it has been observed that people may experience noise-induced hearing loss from aircraft, automobiles, lawn mowers and high powered stereo equipment as well as military service and machinery within the workplace. The Vibrant HF Soundbridge will be configured through selective signal processing.

  The Company received permission to affix the CE mark to the Vibrant HF Soundbridge in July 1998. The Company is gathering clinical data on the Vibrant HF Soundbridge on a limited number of patients in Europe prior to initiating full-scale commercial selling activities. In the United States, the patients are still being enrolled in the Company's study to evaluate the Vibrant HF.

  The Vibrant D Soundbridge is similar to the Vibrant P Soundbridge, but is designed to permit an improved degree of customization to address the specific needs of a particular user's hearing loss, through digital signal processing. Fully automatic and independent sound processing in three separate frequency channels is provided. At the time of fitting, the Audio Processor is connected to a programming unit that allows the audiologist to adjust separately the low, middle and high frequency responses. This sophisticated system will be capable of analyzing sound and automatically adjusting the Soundbridge's response.

  The Company received approval to affix the CE mark to the Vibrant D Soundbridge in May 1999 and commenced selling activities in the European Union in June 1999. In the United States, the Company received approval of an IDE supplement in March 1999 to include the Vibrant D Soundbridge in its existing pivotal trial of the Vibrant P Soundbridge. The Company has completed enrollment of patients and has submitted its pre-market approval application for the Vibrant D Soundbridge as part of its pre-market application for the Vibrant P Soundbridge. There can be no assurance that the Company's pre-market approval application will result in a timely approval of the Vibrant D Soundbridge, if at all.

  During 1999, the Company entered into an OEM Supply and Technology Agreement with Siemens Audiologische Technik GmbH, of Erlangen, Germany. In accordance with this agreement, Siemens agreed to supply to the Company with its most advanced digital signal processing (DSP) technology for use in the Company's products. Additionally, Siemens agreed to license to the Company its state-of-the-art programming platform, known as the CONNEXX(TM) programming system.

  Utilizing this new signal processing technology from Siemens, the Company is currently developing a fourth generation Audio Processor similar to the Vibrant D Soundbridge, but designed to permit an even greater degree of customization to address the specific needs of a particular user's hearing loss. This latest digital processing technology incorporates eight separate frequency channels that can be individually adjusted or adjusted in combinations of channels. At the time of fitting, the Audio Processor is connected to a programming unit that allows the audiologist to independently adjust each of the eight frequency response channels, providing more optimal tuning of the Soundbridge response to the patient's particular hearing loss. The Company believes that this sophisticated system, based on Siemens DSP technology, will be capable of continuously analyzing sound and automatically adjusting the Soundbridge's response. This system will also incorporate new programming technology (CONNEXX) that will allow the audiologist to program the Audio Processor with greater flexibility and accuracy using a PC-based programmer. It is intended to provide automated algorithms for assisting the audiologist to more quickly and easily achieve the desired Soundbridge response.

  The Company intends to submit an IDE supplement for this latest generation Audio Processor during 2000 and also to initiate a limited clinical trial in 2000. The Company also intends to request authorization to affix the CE mark to this latest generation Audio Processor in 2000.

 Totally Implantable Soundbridge Family

  The Company is developing versions of the Soundbridge for the management of mild to severe hearing impairment that are totally implantable with no external components. The essential function of the FMT for these products will be the same as in the semi-implantable Soundbridge products. However, all the functions currently performed by the external Audio Processor are being designed to be performed by implanted components. The Company believes that the totally implantable Soundbridge, if successfully developed, will be applicable especially for people who are particularly physically active or who are concerned about aesthetics.

  Three critical elements of producing the totally implantable Soundbridge are the development of an implantable microphone that can adequately pick up sound from the external environment, the development of a transcutaneously rechargeable battery to power the device and the implementation of the signal processing chip set. The microphone is being developed internally by the Company and the battery is being developed under a cooperative development project with a specialized medical battery manufacturer. Additionally, the Company has implemented the same advanced DSP sound processing technology available from Siemens for use in its the totally implantable Soundbridge. The totally implantable Soundbridge will also be programmed utilizing the Siemens CONNEXX software platform. However, there can be no assurance that such components will be successfully developed in a timely manner, if at all.

  Although the Company has commenced selling the Vibrant P and Vibrant D Soundbridges in the European Union, all of the Company's other products are in development, and accordingly, significant revenues from product sales will not be realized for at least several years, if ever. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained or labeling claims will be as broad as sought, that the Company's products will be capable of being produced in commercial quantities with acceptable yields at reasonable costs, or that any products, if introduced, will achieve market acceptance.

Clinical Trial Activities

 United States

  On February 23, 1996, the Company received approval of an IDE for Phase I study of the Vibrant Soundbridge from the FDA. The Vibrant Soundbridge was the Company's first generation semi-implantable hearing device. This trial was limited to five subjects, including Geoffrey R. Ball, a founder of the Company, at two investigational sites and was intended to test the safety and provide preliminary evidence of efficacy of the device and the surgical procedures used to implant the device. Due to the limited number of subjects evaluated, no statistically valid conclusions could be made from the results reported to the FDA.

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

  In November 1997, the Company filed an IDE supplement summarizing the Phase I results, proposing the study protocol and labeling claims, providing technical information regarding the Vibrant P Soundbridge and requesting permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P Soundbridge. In November 1998 the Company received FDA approval of an additional IDE supplement to expand the inclusion criteria to include the Vibrant HF Soundbridge in this study. As the Company had already enrolled 54 subjects in the pivotal study, the inclusion of 15 additional subjects was requested by the Company to facilitate enrollment of a greater number of subjects to receive the Vibrant HF Soundbridge. On December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects which was approved by the FDA on January 19, 1999. There have been 8 subjects implanted with the Vibrant Soundbridge and fit with the Vibrant HF Audio Processor. The remaining subjects are expected to be enrolled in the first half of 2000. On February 11, 1999, the Company filed an IDE supplement to study a digital Audio Processor, Vibrant D, on 54 subjects initially enrolled in the study. The FDA approved the IDE supplement on March 3, 1999 authorizing the evaluation of the Vibrant D on those Phase III subjects who had completed the required protocol under the second generation Vibrant Soundbridge. A total of 50 subjects have been fit and evaluated with the Vibrant D Soundbridge. The Company received conditional approval from the FDA on September 10, 1999 for an IDE supplement which authorized the Company to enroll up to 15 additional subjects under the existing protocol for the purpose of monitoring the effects of a manufacturing change. An additional 5 subjects requested by the Company in an IDE was approved by the FDA in January 2000. A total of 30 subjects from the US and 60 from the European Union have been enrolled and included in the protocol to monitor the manufacturing change. These subjects have been designated as the Phase IIIa cohort. In total, there have been 67 subjects implanted in the Phase III US clinical study of the Vibrant Soundbridge. Fifty-nine of these to study the Vibrant P and D Audio Processors and 8 to study the Vibrant HF.

  Of the 54 subjects initially enrolled in the pivotal study, 53 have completed the five-month protocol with the Vibrant P Audio Processor. The study focused on five primary end-points: no change to residual hearing; improved functional gain; elimination of occlusion; reduction of acoustic feedback; and improved benefit and satisfaction in relation to the hearing aid as measured by self-assessment questionnaires. The results of the study to date support all the study endpoints and are statistically significant.

  Fifty of the 54 subjects enrolled in the pivotal study also completed the 6-week clinical study with the digital Audio Processor, Vibrant D. Those study endpoints included measures of functional gain, reduction of acoustic feedback and subject perceived improvement in benefit and satisfaction (compared to their presurgery acoustic hearing aid) as measured by self-assessment questionnaires. Data analysis indicated statistical significance for all of the study endpoints. Results in the U.S. clinical investigation are consistent with those seen in the European EN540 clinical study and the post-study commercial patients whose numbers exceed 225.

  The US clinical study of subjects implanted with the Vibrant Soundbridge and fit with the HF Audio Processor is still enrolling subjects with an expected completion date in the first half of 2000.

  The data to support the claims for safety and effectiveness of the Vibrant Soundbridge has been submitted to the Food & Drug Administration and amended in February 2000. The FDA has reviewed this submission and deemed it fileable.

  There can be no assurance that the Company's clinical trial efforts will progress as expected, not be delayed or that such efforts will lead to the successful development of any product. No assurance can be given that any of the Company's proposed clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned. Any delays in the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations. Success in preclinical studies or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Further, there can be no assurance that if such testing of products under development is completed, any such devices will be accepted for formal review by the FDA or approved by the FDA for marketing in the United States.

 Europe

  In March 1998, the Company completed a multi-center EN 540 clinical trial in Europe at seven institutions. Clinical sites were located in Germany, Italy, the Netherlands, the United Kingdom, Switzerland and France. The EN 540 protocol investigated the safety and performance of the first and second generation Vibrant Soundbridge. In the EN 540 trial, 47 subjects were implanted with the Company's Soundbridges, 19 with the first generation Vibrant Soundbridge and 28 with the second generation. The results of the EN540 trial were considered adequate by the Company's Notified Body for purposes of affixing the CE mark to the Vibrant P Soundbridge. Subsequent to the completion of the EN540 trial, the Company received authorization to affix the CE mark to the Vibrant HF and D Soundbridges. The Company has begun selling the Vibrant P, D and HF Soundbridge in Europe. As of December 31, 1999, approximately 225 patients have been implanted with the Vibrant Soundbridge in Europe including patients implanted in the Company's EN540 trial as well as patients implanted subsequent to the completion of the EN540 trial.

Research and Development

  The Company had 31 employees engaged in research and development, including regulatory and clinical affairs, as of December 31, 1999. The Company's research and development has focused on developing its patented core FMT technology, developing its family of Vibrant Soundbridges and conducting appropriate pre-clinical and clinical testing. The Company expended approximately $7.9 million, $8.3 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, on research and development. The Company anticipates that it will continue to expend substantial resources on completion of the development and clinical testing of the semi-implantable family of Soundbridges, supporting manufacturing scale-up and the development and clinical testing of the totally implantable Soundbridge. In addition, the Company may devote resources to the development of additional external Audio Processor enhancements and the development of a family of products for the treatment of conductive hearing loss. Product development involves a high degree of risk and there can be no assurance that the Company's product development efforts will result in any commercially successful products.

Manufacturing

  The Company currently manufactures its products in limited quantities for laboratory testing, for its clinical trials and for commercial sales in Europe. The manufacture of the Company's Soundbridges is a complex operation involving a number of separate processes, components and assemblies. Each device is assembled and individually tested by the Company. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies, and certain processes are performed in an environmentally controlled area. After completion of the manufacturing and testing processes, a sub-contracted supplier sterilizes the implantable devices. The Company has no experience manufacturing its products in the volumes or with the yields that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that the Company can establish high volume manufacturing capacity or, if established, that the Company will be able to manufacture its products in high volumes with commercially acceptable yields. The Company will need to expend significant capital resources and develop manufacturing expertise to establish commercial-scale-manufacturing capabilities. Furthermore, prior to approval of a PMA, the Company's facilities, procedures and practices will be subject to a pre-approval inspection by the FDA. The Company's inability to successfully manufacture or commercialize its Soundbridges in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

  Raw materials, components and subassemblies for the Company's Soundbridges are purchased from various qualified suppliers and are subject to stringent quality specifications and inspections. The Company conducts quality audits of its key suppliers, several of whom are experienced in the supply of components to manufacturers of hearing devices and implantable medical devices, such as pacemakers, defibrillators and drug delivery pumps. A number of components and subassemblies, such as silicone, signal processing electronics and implant packaging is provided by single source suppliers. Certain components of the Vibrant Soundbridges are provided by sole source suppliers. None of the Company's suppliers is contractually obligated to continue to supply the Company nor is the Company contractually obligated to buy from a particular supplier. For certain of these components and subassemblies, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components and subassemblies could not be accomplished quickly. In addition, if the Company wishes to significantly modify its manufacturing processes or change the supplier of a critical component, additional approvals will be required from the FDA before the change can be implemented. Because of the long lead time for some components and subassemblies that are currently available from a single source, a supplier's inability or failure to supply such components or subassemblies in a timely manner or the Company's decision to change suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities worldwide. In particular, its operations must undergo Quality System ("QS") regulation compliance inspections conducted by the FDA and corresponding state agencies as well as compliance inspections from our European notified body. Additionally, prior to approval of a PMA, the Company's and its third-party manufacturers' facilities, procedures and practices will be subject to pre-approval QS regulation inspections. The Company has been inspected by the Food and Drug Branch of the California Department of Health Services ("CDHS") and a Device Manufacturing License has been issued to the Company. Recently, the Company has been inspected and recertified by our European notified body. The Company will be required to continually comply with the QS regulation requirements in order to produce products for sale in the United States and with applicable quality system standards and directives in order to produce products for sale in the EU. Any failure of the Company to comply with the QS regulation or applicable standards and directives may result in the Company being required to take corrective actions, such as modification of its policies and procedures. Pending such corrective actions, the Company could be unable to manufacture or ship any products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales, Marketing and Training

  The primary market for the Company's products in the United States is well-defined and highly concentrated. Of the approximately 10,000 ENT surgeons in the United States, approximately 400 are specialists in otology. The Company believes that it can address this market with a direct sales force. The Company's strategy is to market its products initially to those 400 specialists in otology. Because the surgical procedure for implanting the Soundbridge utilizes many of the same techniques currently used by otologists, the Company believes that surgeon training will not be a significant impediment to market acceptance.

  The Company intends to focus on the elements of the patient flow process and to create educational and other programs to stimulate patient flow at all levels, including going directly to the hearing-impaired patient. The Company will also seek to develop a high degree of awareness of the Soundbridge therapy by audiologists.

  The Company has established a European sales and marketing organization which, as of December 31, 1999, is comprised of ten (10) sales, marketing and clinical support personnel with headquarters located in Basel, Switzerland. In December 1999, the Company established a distribution partnership with Siemens covering most of the markets in Europe. The Company believes this partnership will significantly enhance its presence, especially within the audiology community. The Company also has established distributors in Latin America, primarily focused in Brazil, Argentina and Columbia. A sales manager, based in San Jose, is responsible for their activity. In the United States, the Company intends to establish a direct sales force focused on both surgeons and audiologists. In other international markets, including Japan, the Company will seek to establish either a network of distributors or a strategic partner.

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

Competition

  The medical device industry is subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids. Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Starkey Laboratories Inc., Beltone Electronics Corp., Dahlberg Inc., GN ReSound Inc., Oticon, Inc., Widex Hearing Aid Co., Inc. and Phonak Inc. There can be no assurance that the Company's Soundbridges will be able to successfully compete with established hearing aid products. Although, to the Company's knowledge, none of these acoustic hearing aid manufacturers are currently developing direct drive devices, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive devices for sensorineural hearing loss. One such company, IMPLEX AG Hearing Technology, was authorized by their European Notifed Body on November 15, 1999 to affix the CE mark on their totally integrated cochlear amplifier (TICA). This company has reported its intent to pursue a clinical investigation in the U.S. to support FDA regulatory requirements, but to the Company's knowledge, has not been given IDE approval to initiate those trials. A US based company, Otologics, LLC is developing a semi-implantable direct drive device for sensorineural hearing loss called the MET (middle ear transducer). This device has begun the FDA regulatory process, completing the Phase I (feasibility) study and recently initiating limited multicenter clinical trials. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

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

  The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend also in part on its ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements.

Patents and Proprietary Technology

  In the United States, the Company holds 11 issued patents and 10 pending patent applications, of which 1 has been allowed but not yet issued. Additionally, the Company has 1 issued and 24 pending foreign patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing. In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver and a second United States patent covering the signal processing and amplification circuitry for hearing aids. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing or violating the proprietary rights of others.

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

  Recently Public Law 104-208 was signed into law in the United States and limits the enforcement of patents relating to the performance of surgical or medical procedures on a body. This law precludes medical practitioners and health care entities, which practice these procedures, from being sued for patent infringement. Therefore, depending upon how these limitations are interpreted by the courts, they could have a material adverse effect on the Company's ability to enforce any of its proprietary methods or procedures deemed to be surgical or medical procedures on a body. In certain other countries outside the United States, patent coverage relating to the performance of surgical or medical procedures is not available. Therefore, patent coverage in such countries will be limited to the FMT or to narrower aspects of the FMT.

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

  Generally, Class III devices are those which must receive premarket approval by the FDA to reasonably assure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices, or devices whose safety and effectiveness cannot be reasonably assured through general controls, even if supplemented by additional special controls). Active implantable devices, such as the Company's implantable middle ear hearing devices, are considered Class III devices.

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

  A PMA must be submitted if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing, and labeling to demonstrate the safety and effectiveness of the device. The Company believes that all versions of the Vibrant Soundbridge currently under development are Class III devices and will require a PMA, as will future configurations of implantable middle ear hearing devices. The FDA has implemented a new streamlined PMA process called the modular PMA. Under the modular PMA process, modules reflecting the content requirements of a traditional PMA can be submitted as they are completed, allowing them to be reviewed and approved in a sequential manner.

  Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P Soundbridge, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P Soundbridge. In November 1998 the Company received FDA approval of an IDE supplement to include the Vibrant HF Soundbridge in this study. To facilitate enrollment of a greater number of subjects who receive the Vibrant HF Soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company has enrolled 8 subjects in this part of the clinical study. In March 1999 the FDA approved an IDE supplement permitting the evaluation of the Vibrant D Soundbridge. Subjects who had completed the clinical trial protocol for the Vibrant P Soundbridge were eligible for enrollment in the evaluation of the Vibrant D Soundbridge. In September 1999 the Company submitted a PMA pursuant to the modular process which included data gathered in the clinical study of the Vibrant P and Vibrant D Soundbridges. The Company also submitted information related to a manufacturing change to the device and proposed to enroll additional subjects to provide safety data on this manufacturing change. The Company placed an applicant hold on the FDA's fileability review of the Company's PMA pending agreement on a protocol for the safety follow-up of those additional subjects. In January 2000 the FDA approved the Company's protocol for 90 subjects (30 from the U.S. or Canada and 60 from the European Union), all of whom have been enrolled. In February 2000 the Company amended its PMA application and requested a removal of applicant hold on the FDA's fileability review of the PMA. The FDA has reviewed this submission and deemed it fileable. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned.

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

  Subsequent to the receipt of a FDA approval, the Company will continue to be regulated by the FDA with regard to the reporting of adverse events related to its products, and ongoing compliance with QS regulation. The Company's manufacturing facility must be registered with the FDA and the CDHS and will be subject to periodic inspections by the FDA and by the CDHS. A Device Manufacturing License has been issued by the State of California and this license must be renewed annually for the Company to continue manufacture of medical devices in California.

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

  The Company has undergone an inspection by its Notified Body and its quality system has been certified by the Notified Body as being in compliance with the required standards. The Company has received approval to affix the CE mark to the Vibrant P, the Vibrant HF, and the Vibrant D Soundbridges. To satisfy these requirements, the Company generally must complete a clinical trial conducted under European clinical trial standards (EN 540) to determine the safety and performance of the products. The Vibrant HF and Vibrant D Soundbridges utilize the same implanted component as the Vibrant P Soundbridge. Accordingly, the Notified Body did not require additional clinical data for the Vibrant HF and Vibrant D Soundbridges. The Company must continue to pass annual EN ISO 9001, EN 46001 and AIMDD 2.3 quality system audits in order to retain the authorization to affix the CE mark to its products.

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

Third-Party Reimbursement

  The Company believes that its products will generally be purchased by hospitals and otology practices upon the recommendation of an otologic surgeon. In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs, to reimburse all or part of the cost of the procedure in which the medical device is being used. Such third-party payors have become increasingly sensitive to cost containment in recent years and place a high degree of scrutiny on coverage and payment decisions for new technologies and procedures.

  Hearing aids, which do not involve surgery and, in certain cases, are exempt from the requirement for 510(k) approval, are generally not reimbursed, although a modest reimbursement is provided under certain insurance plans. Traditionally, hearing aid users have paid for these devices directly. For cochlear implants, however, which are technologically advanced and FDA-approved through the PMA process for the treatment of profound hearing impairment, a reimbursement is available for the device, the audiological testing, and the surgery. Similarly, reimbursement is available for ossicular replacement prostheses that are FDA-approved for the treatment of conductive hearing loss.

  The Company's strategy is to pursue reimbursement for the Soundbridge, once a PMA is approved by the FDA, based on surgeon endorsement and demonstrated performance and quality of life improvement. Quality of life issues are included in the Company's clinical trial to provide data in support of this reimbursement strategy. There can be no assurance that the Company will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for the Company's products.

  Certain third-party payors are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these third-party payors may be independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. Because the Company's hearing prostheses are currently under development and have not received FDA clearance or approval, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use the Company's products. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from third-party payors for the procedures in which the Company's products are intended to be used could have a material adverse effect on the Company's business, financial condition and results of operations.

  Third-party payors that do not use prospectively fixed payments increasingly use other cost-containment processes or require various outcomes data that may pose administrative hurdles to the use of the Company's products. In addition, third-party payors may deny reimbursement if they determine that the device used in a procedure is unnecessary, inappropriate, experimental, used for a non-approved indication or is not cost-effective. Potential purchasers must determine that the clinical benefits of the Company's products justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage.

  Even after obtaining the necessary foreign regulatory approvals, market acceptance of the Company's products and products currently under development in international markets will be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company believes that in Europe, the primary source of funding for products such as the Company's products is the various government sponsored healthcare programs. Requirements for the granting of reimbursement in many countries are not clearly specified and may involve the collection of additional clinical data in support of submissions to the appropriate health care administrations. There can be no assurance that any required data would be available on a timely basis or that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the EU as well as in international markets in which such approvals are sought.

  The Company believes that in the future reimbursement will be subject to increased restrictions both in the United States and in international markets. The Company believes that the overall escalating cost of medical products and services will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including the Company's products and products currently under development. There can be no assurance in either the United States or international markets that third-party reimbursement and coverage will be available or adequate, that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or products currently under development or its ability to sell its products on a profitable basis. The unavailability of third-party payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

  At December 31, 1999, the Company had 68 employees. Of these employees, 31 were in research and development, including regulatory and clinical affairs, 23 were in manufacturing and quality assurance and 14 were in administration, sales and marketing. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it maintains good relations with its employees.

Scientific Advisory Board

  The Company established an Audiology Advisory Board consisting of five leading audiologists. This board brings an audiological perspective to clinical protocol issues, audiological testing and interpretation of results. In addition to periodic meetings of the boards, members of the boards are available on an individual basis to consult with the Company. The Company also uses it's clinical investigator surgeons as advisors and from time to time holds investigator meetings to discuss results, surgical techniques and product enhancements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SMPX". The following table sets forth, for the periods indicated, the range of the low and high sales prices for the Company's Common Stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Fiscal 1998:
     First Quarter (from February 13, 1998)...................... $17.50 $12.44
     Second Quarter.............................................. $17.00 $10.25
     Third Quarter............................................... $12.13 $ 3.13
     Fourth Quarter.............................................. $ 7.00 $ 2.38
   Fiscal 1999:
     First Quarter............................................... $ 4.38 $ 1.81
     Second Quarter.............................................. $ 6.50 $ 1.88
     Third Quarter............................................... $ 4.13 $ 2.13
     Fourth Quarter.............................................. $ 4.06 $ 2.75

  As of December 31, 1999, there were approximately 151 holders of record of the Common Stock. On December 31, 1999, the last reported sale price on the Nasdaq National Market for the Common Stock was $3.38.

  The Company has not declared or paid any cash dividends on its Common Stock. The Company presently intends to retain earnings, if any, for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

  On February 17, 1998, the Company completed the sale of 2,300,000 Common Shares at a per share price of $12.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-40339), which the United States Securities and Exchange Commission declared effective on February 12, 1998. The offering was underwritten by Cowen & Company and UBS Securities. On February 27, 1998 the Company completed the sale of an additional 345,000 Common Shares at a per share price of $12.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the $31,740,000 in aggregate proceeds raised by the Company in connection with the February offering, (i) approximately $2,221,800 was paid to the underwriters in connection with underwriting discounts and commissions and (ii) approximately $1,120,000 was paid by the Company in connection with offering expenses, including legal, printing and filing fees. On December 1, 1999, the Company completed the sale of 1,000,000 common shares at a per share price of $5.00 to Siemens Audiologische Technik GmbH. From February 17, 1998 to December 31, 1999, the Company has used the remaining proceeds of these financings in the following manner:

   Use of Proceeds:
     Research & Development, including clinical trials............. $13,200,000
     Development of sales and marketing organization............... $ 4,400,000
     Leasehold improvements and capital expenditures............... $ 1,400,000
     Working capital and general corporate......................... $ 9,300,000
   Temporary investments:
     Short-term investments........................................ $ 5,100,000

  All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                        Years Ended December 31,
                                ---------------------------------------------
                                  1999      1998     1997     1996     1995
                                --------  --------  -------  -------  -------
Revenues....................... $    331  $    597  $   --   $   --   $   --
                                --------  --------  -------  -------  -------
Costs and expenses:
  Cost of goods sold...........    4,078     1,663      --       --       --
  Research and development.....    7,848     8,322    6,401    5,399    3,307
  Selling, general and
   administrative..............    5,847     5,633    2,065    1,047      625
                                --------  --------  -------  -------  -------
    Total costs and expenses...   17,773    15,618    8,466    6,446    3,932
Loss from operations...........  (17,442)  (15,021)  (8,466)  (6,446)  (3,932)
Non-operating income:
  Interest income, net.........      763     1,375      475      337      280
                                --------  --------  -------  -------  -------
Net loss....................... $(16,679) $(13,646) $(7,991) $(6,109) $(3,652)
                                ========  ========  =======  =======  =======
Basic and diluted net loss per
 common share.................. $  (1.35) $  (1.24) $ (3.10) $ (2.79) $ (1.86)
                                ========  ========  =======  =======  =======
Shares used in computing basic
 and diluted net loss per
 common share..................   12,393    10,987    2,579    2,190    1,962
                                ========  ========  =======  =======  =======

                                                      December 31,
                                         --------------------------------------
                                          1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- ------
Balance Sheet Data:
  Total assets.......................... $17,934 $28,695 $13,141 $11,951 $7,685
  Working capital....................... $11,256 $21,791 $ 9,554 $10,069 $6,188
  Long-term debt and capital lease
   obligations.......................... $ 1,508 $ 2,098 $ 2,325 $   596 $  423
  Stockholders' equity.................. $10,655 $23,875 $ 8,463 $10,238 $6,593

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes",
"anticipates" or "plans to.........'' as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under ""Business'' and ""Additional Factors That Might Affect Future Results.''

  Symphonix is developing a family of proprietary semi-implantable and implantable Soundbridges for the management of mild to severe hearing impairment. The Company's family of Vibrant Soundbridges is based on its patented core FMT technology.

  The Company received the authorization to affix the CE Mark to the first generation Vibrant Soundbridge and the second generation Vibrant P Soundbridge in March 1998. Authorization to affix the CE Mark to the Vibrant HF Soundbridge and the Vibrant D Soundbridge was received in July 1998 and in May 1999, respectively. The Company began selling activities for the Vibrant P Soundbridge and for the Vibrant D Soundbridge in the European Union in March 1998 and in June 1999, respectively.

  The Company has established a European sales and marketing organization which, as of December 31, 1999, is comprised of ten (10) sales, marketing and clinical support personnel with headquarters located in Basel, Switzerland. In December 1999, the Company established a distribution partnership with Siemens covering most of the markets in Europe. The Company believes this partnership will significantly enhance its presence, especially within the audiology community. The Company also has established distributors in Latin America, primarily focused in Brazil, Argentina and Columbia. One sales manager, based in San Jose, California, is responsible for their activity. In the United States, the Company intends to have a direct sales force focused on both surgeons and audiologists. In other international markets, including Japan, the Company will seek to establish either a network of distributors or a strategic partner.

  The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. While the Company intends to continue to market its products to these specialists, it also plans to focus on referring physicians, audiologists, the general population of ENT physicians and potential patients in an attempt to increase the patient flow to the otology centers. The Company is also attempting to gather clinical and other data which it believes will be helpful in obtaining reasonable reimbursement levels for its products. There can be no assurance that the Company will be successful in its efforts to increase the number of patients who become candidates for the Company's Soundbridge or in obtaining reimbursement for its products.

  In September 1996 the Company initiated clinical trials of the Vibrant Soundbridge in the United States. On December 11, 1997, the FDA approved a multi-center pivotal study for 55 subjects at up to 12 sites with the second generation Vibrant P Soundbridge. As of January 31, 1999, the Company had enrolled a total of 54 subjects in this pivotal study. During the year ending December 31, 1998, the Company was selected by the FDA to participate in the new, streamlined modular PMA process. Under the modular PMA process, modules reflecting the content requirements of a traditional PMA are submitted as they are completed, allowing them to be reviewed and approved in a sequential manner. To date, the Company has submitted all planned modules of its PMA for the Vibrant Soundbridge. There can be no assurance that the Company's participation in the modular PMA program will lead to the timely approval of the Vibrant Soundbridge, if at all. In November 1998, the FDA approved the inclusion of the Vibrant HF Soundbridge in the existing pivotal trial, and in January 1999 granted the Company permission to enroll an additional 15 subjects for purposes of evaluating the Vibrant HF Soundbridge.

  Symphonix has a limited operating history. Through December 31, 1999 the Company had not generated significant revenue from product sales. The Company expects to incur substantial losses through at least 2001. To date, the Company's principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings including an investment by Siemens Audiologische Technik GmbH, an equipment lease financing and bank borrowings.

Results of Operations

  Revenue. Revenues of $331,000 and $597,000 were recorded in the years ended December 31, 1999 and 1998, respectively, for sales of the Vibrant Soundbridge in Europe and Latin America. In addition, revenue of $30,000, representing the difference between the purchase price and the fair value of the Company's Common Stock purchased by Siemens Audiologische Technik GmbH in accordance with a Marketing and Distribution agreement, was recorded during 1999. The remaining deferred income will be amortized over the life of the agreement. No revenue was recorded in 1997.

  Cost of goods sold. Costs of goods sold were $4.1 million and $1.7 million in the years ended December 31, 1999 and 1998, respectively, and represents the direct cost of the products sold as well as warranty provisions and production variances. Additionally, the Company incurred incremental product enhancements and non-recurring charges in 1999 of approximately $1.0 million. There was no cost of goods sold for 1997.

  Research and Development Expenses. Research and development expenses were $7.9 million, $8.3 million and $6.4 million, in the years ended December 31, 1999, 1998 and 1997, respectively. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, preparation and filing of patent applications and the start-up of manufacturing. Research and development expenses remained relatively flat from 1998 to 1999 in part due to the stabilization and maturity of the Vibrant Soundbridge. The Company expects its research and development expenses to increase in 2000, primarily due to the development of the Vibrant TI soundbridge.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.8 million, $5.6 million and $2.1 million in the years ended December 31, 1999, 1998 and 1997, respectively. Selling, general and administrative expenses consist primarily of personnel, marketing, legal and consulting costs. Expenses remained relatively flat from 1998 to 1999, due to the stability of the European sales and marketing organization. The Company expects its selling, general and administrative expenses to increase in 2000, primarily due to the development of the U.S. marketing and selling organization in conjunction with the U.S. launch.

  Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's Common Stock on the grant dates. Deferred compensation expense of $517,000, $556,000 and $191,000 attributed to such options was amortized during the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Company reversed $260,000 of unrecognized deferred compensation relating to employees that have terminated employment with the Company. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

  Interest Income, net. Interest income, net was $763,000, $1.4 million and $475,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The decrease from 1998 to 1999 was due to the reduction in cash from operations. The increase from 1997 to 1998 was generated from interest income on net proceeds from the Company's February 1998 initial public offering.

  Income Taxes. To date, the Company has not incurred any U.S. income tax obligations. At December 31, 1999, the Company had net operating loss carryforwards of approximately $32.5 million for federal and $21.3 million for state income tax purposes, which will expire at various dates through 2014 and 2004, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's outstanding common stock occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

  Since its inception, the Company has funded its operations and its capital expenditures from net proceeds of its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling $31.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million, net. Included in the $31.5 million private sale of equity securities was $5.0 million in 1999 to Siemens Audiologische Technik GmbH. At December 31, 1999, the Company had $11.3 million in working capital, and its primary source of liquidity was $14.8 million in cash and cash equivalents and short- and long-term investments.

  Capital expenditures, related primarily to the Company's research and development and manufacturing activities, were $220,000, $1.6 million and $898,000 in the years ended December 31, 1999, 1998 and 1997 respectively. The decreased capital expenditures in 1999 from 1998 relate primarily to the Company's new facility which was established in 1998. At December 31, 1999, the Company did not have any material commitments for capital expenditures.

  In October 1997 the Company entered into a lease agreement for a new facility for a five year term commencing January 1998. During the quarter ended March 31, 1998 the Company relocated its research and development and administrative functions to the new facility. The Company completed the relocation of its manufacturing activities to the new facility in April 1998. Through December 31, 1999, the Company has made approximately $1.8 million in capital expenditures, primarily attributable to leasehold improvements and furniture and fixtures related to the new facility.

  The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At December 31, 1999, the Company had borrowings of $2.0 million and an outstanding letter of credit in the amount of $195,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

  Symphonix used $12.5 million in cash for operations in 1999, which was flat compared to 1998. The primary use of cash was to fund operating losses.

  The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including: the availability of third party reimbursement, the progress of the Company's research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States, if approved for marketing, and internationally and other factors not within the Company's control. While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through 2000, there can be no assurance that the Company will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The issue arises if date-sensitive software recognizes a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  During 1999 the Company completed its process which addressed year 2000 readiness of its systems and completed its process of identifying and making inquiries of its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues.

  The Company has not experienced any significant interruption in work or cash flow related to the date change to the year 2000, either from its own information systems or those of significant third parties with whom the Company does business. The Company believes that the risk of significant business interruption due to unanticipated problems with its own systems or the systems of significant third parties is low based on our experience to date. In the unlikely event that unforeseen Year 2000 related internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact.

  The Company's costs to address the Year 2000 issue were approximately $50,000, all of which were incurred during 1999. These costs included consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. The Company's Year 2000 efforts did not have a significant impact on other information technology projects.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, as amended by SFAS 137. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

Additional Factors That Might Affect Future Results

 History of Losses and Expectation of Future Losses.

  At December 31, 1999, the Company had an accumulated deficit of $48.8 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, clinical trials, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P Soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). In May 1999, the Company received authorization to affix the CE Mark to the Vibrant D Soundbridge. Although the Company has commenced selling the Vibrant P and Vibrant D Soundbridges in Europe, through December 31,1999 the Company has not generated significant revenues from these sales. The Company received

CE Mark approval for the Vibrant HF Soundbridge in July 1998. In the United States, a regulatory application for commercial use of the Company's Vibrant P and Vibrant D Soundbridges was submitted in September 1999. The Vibrant HF Soundbridge will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant P and Vibrant D Soundbridges only recently became available for sale in the EU and are not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through the year 2001 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's Soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, including action relating to regulatory matters, progress of clinical trials, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

 Limited Clinical Testing Experience.

  In the United States, the Company has completed its pivotal clinical trials of the Vibrant P and Vibrant D Soundbridges. The Company has also received approval of an IDE to conduct a clinical trial of the Vibrant HF Soundbridge. The Company's totally-implantable Soundbridge, currently under development, will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

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

 Future Capital Requirements; Uncertainty of Additional Funding.

  The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States, if approved for marketing, and internationally and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 shares of common stock. On February 27, 1998, the Company completed the sale of an additional 345,000 shares of common stock pursuant to the exercise by the underwriters of an over allotment option. On December 1, 1999 the Company completed a private placement of 1,000,000 common shares with Siemens Audiologische Technik GmbH. Net proceeds to the Company totaled approximately $33.4 million. While the Company believes that the net proceeds of the offering, together with its previously existing capital resources and projected interest income, will be sufficient to fund its operations and its capital investments through 2000, there can be no assurance that the Company will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 1999. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk with minimal impact. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily certain European currencies. At December 31, 1999, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated financial statements as of December 31, 1999 and 1998 and for the each of the three years in the period ended December 31, 1999, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are on the following pages. Additional required financial information is described in Item 14.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Symphonix Devices, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 51 present fairly, in all material respects, the financial position of Symphonix Devices, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

San Jose, California
January 26, 2000

                            SYMPHONIX DEVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)

                                                                   December 31,
                                                                 ------------------
                                                                   1999      1998
                                                                 --------  --------

                             ASSETS
                             ------

Current assets:
  Cash and cash equivalents..................................... $  7,998  $  3,401
  Short-term investments........................................    6,150    19,430
  Accounts receivable, net of allowance for doubtful accounts of
   $55 in 1999 and $3 in 1998...................................      117       228
  Inventories...................................................      662       761
  Prepaid expenses and other current assets.....................      680       693
                                                                 --------  --------
      Total current assets......................................   15,607    24,513
Property and equipment, net.....................................    1,554     2,100
Long term investments...........................................      695     2,004
Other assets....................................................       78        78
                                                                 --------  --------
      Total assets.............................................. $ 17,934  $ 28,695
                                                                 ========  ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Accounts payable.............................................. $    574  $    684
  Accrued compensation..........................................    1,161     1,060
  Other accrued liabilities.....................................    2,026       751
  Current portion of capital lease obligation...................       90       227
  Current portion of bank borrowing.............................      500       --
                                                                 --------  --------
      Total current liabilities.................................    4,351     2,722
Capital lease obligation, less current portion..................        8        98
Deferred revenue................................................    1,420       --
Bank borrowings, less current portion...........................    1,500     2,000
                                                                 --------  --------
      Total liabilities.........................................    7,279     4,820
                                                                 --------  --------

Commitments (Note 6):

Stockholders' equity:
  Convertible preferred stock, $.001 par value:
   Authorized: 5,000,000 shares
   Issued and outstanding: no shares in 1999 and 1998...........      --        --
  Common stock, $.001 par value:
   Authorized: 50,000,000 shares
   Issued and outstanding: 13,443,000 shares in 1999 and
    12,201,000 shares in 1998...................................       13        12
Notes receivable from stockholders..............................   (1,079)     (484)
Deferred compensation...........................................     (740)   (1,517)
Additional paid-in capital......................................   61,346    58,040
Accumulated other comprehensive loss............................      (56)      (26)
Accumulated deficit.............................................  (48,829)  (32,150)
                                                                 --------  --------
      Total stockholders' equity................................   10,655    23,875
                                                                 --------  --------
      Total liabilities and stockholders' equity................ $ 17,934  $ 28,695
                                                                 ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
Revenue........................................... $    331  $    597  $   --
                                                   ========  ========  =======
Costs and expenses:
  Costs of goods sold.............................    4,078     1,663      --
  Research and development........................    7,848     8,322    6,401
  Selling, general and administrative.............    5,847     5,633    2,065
                                                   --------  --------  -------
    Total costs and expenses......................  (17,773)  (15,618)  (8,466)
                                                   --------  --------  -------
    Operating loss................................  (17,442)  (15,021)  (8,466)
Interest income...................................      821     1,486      581
Interest expense..................................      (58)     (111)    (106)
                                                   --------  --------  -------
    Net loss...................................... $(16,679) $(13,646) $(7,991)
                                                   ========  ========  =======
    Basic and diluted net loss per common share... $  (1.35) $  (1.24) $ (3.10)
                                                   ========  ========  =======
    Shares used in computing basic and diluted net
     loss per common share........................   12,393    10,987    2,579
                                                   ========  ========  =======



  The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(16,679) $(13,646) $ (7,991)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization of deferred compensation........      517       556       191
    Depreciation and amortization................      766       682       498
    Changes in operating assets and liabilities:
      Accounts receivable........................      111      (228)      --
      Inventory..................................       99      (761)      --
      Prepaid expenses and other current assets..       13       240      (374)
      Accounts payable...........................     (110)      318       324
      Accrued compensation.......................      101       172       213
      Deferred revenue ..........................    1,420       --        --
      Other accrued liabilities..................    1,275       (27)      661
                                                  --------  --------  --------
        Net cash used in operating activities....  (12,487)  (12,694)   (6,478)
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of short-term investments............   (4,650)  (37,086)  (10,009)
  Sales of short-term investments................   19,248    21,704     8,028
  Purchases of property and equipment............     (220)   (1,625)     (898)
  Change in other assets.........................      --         (2)      (68)
                                                  --------  --------  --------
        Net cash provided by (used in) investing
         activities..............................   14,378   (17,009)   (2,947)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from capital leases...................      --        --         63
  Payments on capital lease obligations..........     (227)     (322)     (296)
  Proceeds from bank borrowings..................      --        --      2,000
  Proceeds from issuance of preferred stock, net
   of issuance costs.............................      --        --      5,990
  Proceeds from issuance of common stock, net of
   issuance costs................................    3,342    28,514        35
  Issuance of note receivable to stockholder.....     (370)      --        --
  Payments received on notes receivable from
   stockholders..................................      --         15       --
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................    2,745    28,207     7,792
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    4,636    (1,496)   (1,633)
Effect of exchange rates on cash and cash
 equivalents.....................................      (39)      (11)        2
Cash and cash equivalents, beginning of year.....    3,401     4,908     6,539
                                                  ========  ========  ========
Cash and cash equivalents, end of year........... $  7,998  $  3,401  $  4,908
                                                  ========  ========  ========
Supplemental disclosure of cash flow information
 and non-cash activities
  Cash paid for interest......................... $     58  $    111  $    106
                                                  ========  ========  ========
  Common stock issued in exchange for promissory
   note.......................................... $    225  $    --   $    360
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the three years ended December 31, 1999
                     (in thousands, except per share data)

                     Preferred                     Notes
                       Stock      Common Stock   Receivable                                                      Total
                   -------------- -------------     from       Deferred   Paid-In  Comprehensive Accumulated Stockholders'
                   Shares  Amount Shares Amount Stockholders Compensation Capital  Income (Loss)   Deficit      Equity
                   ------  ------ ------ ------ ------------ ------------ -------  ------------- ----------- -------------
Balances,
December 31,
1996.............   8,445   $  8   2,384  $ 2     $  (139)     $    --    $20,879      $ --       $(10,513)    $ 10,237
 Issuance of
 Series D
 preferred stock
 net of issuance
 costs ..........     750      1                                            5,989                                 5,990
 Common stock
 issued in
 connection with
 stock option
 exercises ......                    401    1        (360)                    394                                    35
 Deferred
 compensation
 related to grant
 of options......                                               (2,264)     2,264                                   --
 Amortization of
 deferred
 compensation....                                                  191                                              191
 Unrealized
 losses on short-
 term
 investments.....                                                                        (2)                         (2)
 Translation
 adjustments.....                                                                         2                           2
 Net loss........                                                                                   (7,991)      (7,991)
                   ------   ----  ------  ---     -------      -------    -------      ----       --------     --------
Balances,
December 31,
1997.............   9,195      9   2,785    3        (499)      (2,073)    29,526        --        (18,504)       8,462
 Common stock
 issued in
 connection with
 the Company's
 initial public
 offering, net of
 issuance costs
 ................                  2,645    2                              28,397                                28,399
 Conversion of
 preferred stock
 to common stock
 upon the closing
 of the Company's
 initial public
 offering........  (9,195)    (9)  6,682    7                                   2                                   --
 Common stock
 issued in
 connection with
 stock option
 exercises ......                     65                                       40                                    40
 Common stock
 issued pursuant
 to the Company's
 Stock Purchase
 Plan............                     24                                       75                                    75
 Payment of
 promissory
 note............                                      15                                                            15
 Amortization of
 deferred
 compensation....                                                  556                                              556
 Change in
 unrealized
 losses on short-
 term
 investments.....                                                                       (15)                        (15)
 Translation
 adjustments.....                                                                       (11)                        (11)
 Net loss........                                                                                  (13,646)     (13,646)
                   ------   ----  ------  ---     -------      -------    -------      ----       --------     --------
Balances,
December 31,
1998.............     --      --  12,201   12        (484)      (1,517)    58,040       (26)       (32,150)      23,875
 Private
 placement, net
 of issuance
 costs...........                  1,000    1                               3,159                                 3,160
 Note receivable
 issued to
 stockholder.....                                    (370)                                                         (370)
 Common stock
 issued in
 connection with
 stock option
 exercises ......                     62                                       52                                    52
 Common stock
 issued pursuant
 to the Company's
 Stock Purchase
 Plan............                     80                                      130                                   130
 Common stock
 issued in
 connection with
 stock option
 exercises for
 notes
 receivable......                    100             (225)                    225                                   --
 Deferred
 compensation and
 related
 amortization ...                                                  777       (260)                                  517
 Change in
 unrealized
 losses on
 investments.....                                                                         9                           9
 Translation
 adjustments.....                                                                       (39)                        (39)
 Net loss........                                                                                  (16,679)     (16,679)
                   ------   ----  ------  ---     -------      -------    -------      ----       --------     --------
Balances,
December 31,
1999.............     --    $ --  13,443  $13     $(1,079)     $  (740)   $61,346      $(56)      $(48,829)    $ 10,655
                   ======   ====  ======  ===     =======      =======    =======      ====       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
   Net loss......................................  $(16,679) $(13,646) $(7,991)
   Change in unrealized gain (loss) on short-term
    investments..................................         9       (15)      (2)
   Translation adjustments.......................       (39)      (11)       2
                                                   --------  --------  -------
   Comprehensive loss............................  $(16,709) $(13,672) $(7,991)
                                                   ========  ========  =======



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

  The Company's commercial operations commenced during 1998 at which time it emerged from the development stage. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue at least through 2001. The Company will finance its operations primarily through its cash, cash equivalents and short-term investments, together with existing credit facilities and future revenues. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its common or preferred stock through private placement or further public offerings.

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

 Investments:

  All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. All investments with maturity dates greater than 365 days are classified as long term.

 Property and Equipment:

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally three to five years. Amortization of leasehold improvements and property and equipment under capital lease obligations is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically five years. Upon retirement or disposal of the asset, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in Other Income.

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

                            SYMPHONIX DEVICES, INC.

  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. Historically the Company has not experienced significant losses related to individual customers. At December 31, 1999, two customers accounted for approximately 30.5% and 21.7% of accounts receivable, respectively. At December 31, 1998, three customers accounted for approximately 22.7%, 19.1% and 18.4% of accounts receivable, respectively.

  The Company's products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. During 1999, the Company received approvals to market its Vibrant D & Vibrant HF Soundbridges in the European Union. There can be no assurance that the Company's products will receive additional required approvals. If the Company was denied such approvals or such approvals were delayed, it would have a materially adverse impact on the Company.

 Fair value of Financial Instruments:

  Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying values of the equipment line of credit and bank loan approximate fair values. Estimated fair values for short-term investments, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

 Foreign Currency Translation:

  The Company's international subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations and have been immaterial for all periods presented.

                            SYMPHONIX DEVICES, INC.

 Computation of Earnings per Share:

  Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive. The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive (in thousands):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
   Basic and diluted:
   Net loss ...................................... $(16,679) $(13,646) $(7,991)
   Weighted average common shares outstanding.....   12,393    10,987    2,579
                                                   --------  --------  -------
   Net loss per common share ..................... $  (1.35) $  (1.24) $ (3.10)
                                                   ========  ========  =======
   Antidutive securities:
   Convertible preferred stock....................      --        --     9,195
   Options to purchase common stock...............    1,704       660      567
   Common stock subject to repurchase.............       92       --       --
   Warrants.......................................       34        34       46
                                                   --------  --------  -------
                                                      1,830       694    9,808
                                                   ========  ========  =======

 Revenue Recognition:

  Revenue is recognized upon shipment of product to the customer. Upon shipment, the Company provides for estimated product returns and estimated costs that may be incurred for product warranties. Amounts received prior to completion of the earnings process are recorded as deferred revenue and recognized on a straight line basis over the life of the services to be rendered.

 Inventories:

  Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating lower of cost or market.

 Reclassifications:

  Certain amounts in the prior year's financial statements have been reclassified to conform to the 1999 presentation. These reclassifications did not change previously reported net loss, total assets or stockholders' equity.

 Recent Accounting Pronouncement:

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, as amended by SFAS 137. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities.

                            SYMPHONIX DEVICES, INC.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

3. Balance Sheet Detail:

 Investments:

  As of December 31, 1999, available-for-sale securities consisted of the following (in thousands):

                                     December 31, 1999
                             ----------------------------------
                             Amortized  Unrealized   Estimated
                               Cost    Gain (losses) Fair Value Maturity Dates
                             --------- ------------- ---------- ---------------
   Certificate of Deposit..   $1,500       $ --        $1,500       01/2000
   Commercial paper........    4,650         --         4,650   01/2000-02/2000
   U.S. Government
    agencies, long term....      701         (6)          695       11/2001
                              ------       ----        ------
                              $6,851       $ (6)       $6,845
                              ======       ====        ======

  As of December 31, 1998, available-for-sale securities consisted of the following (in thousands):

                                                     December 31, 1998
                                             ----------------------------------
                                             Amortized  Unrealized   Estimated
                                               Cost    Gain (losses) Fair Value
                                             --------- ------------- ----------
   Certificate of Deposit...................  $11,512      $ --       $11,512
   Commercial paper.........................    3,500        --         3,500
   Medium term notes........................    4,420        (2)        4,418
   U.S. Government agencies, long term......    2,019       (15)        2,004
                                              -------      ----       -------
                                              $21,451      $(17)      $21,434
                                              =======      ====       =======

  There were no realized gains or losses recognized on the disposal of available-for-sale securities in 1999 and 1998.

 Inventories:

  Inventories are comprised of the following (in thousands):

                                                                       December
                                                                          31,
                                                                       ---------
                                                                       1999 1998
                                                                       ---- ----
   Raw Materials...................................................... $211 $418
   Work-in-Process....................................................  183  182
   Finished Goods.....................................................  268  161
                                                                       ---- ----
                                                                       $662 $761
                                                                       ==== ====

                            SYMPHONIX DEVICES, INC.

 Property and Equipment:

  Property and equipment include amounts for assets acquired under capital leases of $511,000 and $1,187,000, with related accumulated amortization of $420,000 and $1,107,000 at December 31, 1999 and 1998, respectively. Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Furniture and Fixtures..................................... $   465  $   471
   Machinery and equipment....................................   2,156    2,006
   Leasehold improvements.....................................   1,127    1,067
   Software...................................................     185      170
                                                               -------  -------
                                                                 3,933    3,714
   Less accumulated depreciation and amortization.............  (2,379)  (1,614)
                                                               -------  -------
                                                               $ 1,554  $ 2,100
                                                               =======  =======

 Accrued Liabilities:

  Accrued liabilities comprise (in thousands):

                                                                      December
                                                                         31,
                                                                     -----------
                                                                      1999  1998
                                                                     ------ ----
   Professional fees................................................ $  205 $146
   Clinical trials..................................................    711  396
   Deferred revenue.................................................    363  --
   Warranty.........................................................    248  --
   Other............................................................    499  209
                                                                     ------ ----
                                                                     $2,026 $751
                                                                     ====== ====

4. Capital Lease Obligations:

  The Company has capital lease obligations under 7 lease lines that expire at various dates through 2001. Under the terms of these lease lines, the Company is responsible for property taxes and insurance. At December 31, 1999, the future minimum payments under capital leases are as follows (in thousands):

   2000................................................................... $ 97
   2001...................................................................    8
                                                                           ----
   Minimum lease payments.................................................  105
   Less amount representing interest......................................   (7)
                                                                           ----
   Principal amount of minimum lease payments.............................   98
   Less current portion...................................................  (90)
                                                                           ----
                                                                           $  8
                                                                           ====

5. Bank Borrowings

  The Company has a Loan Agreement with a bank providing for borrowings of up to $2,000,000 and the issuance of letters of credit up to $250,000. The principal amount is being repaid over four years. Borrowings

                            SYMPHONIX DEVICES, INC.

under the agreement bear interest at the bank's prime rate plus 0.75% and is secured by substantially all of the Company's assets. The Company is required to maintain certain levels of cash and stockholders' equity and to comply with certain other financial covenants.

  At December 31, 1999, the Company had borrowings of $2,000,000 and an outstanding letter of credit in the amount of $195,000 under the Loan Agreement.

  Future payments of principal under the Loan Agreement are as follows (in thousands):

   2000..................................................................    500
   2001..................................................................    500
   2002..................................................................    500
   2003..................................................................    500
                                                                          ------
                                                                          $2,000
                                                                          ======

6. Commitments:

  The Company rents its primary facilities under an operating lease that expires in December 2002. Under the terms of the lease, the Company is responsible for certain taxes, insurance and maintenance expenses.

  Future minimum rental payments under all operating leases as of December 31, 1999 are as follows (in thousands):

   2000..................................................................    720
   2001..................................................................    635
   2002..................................................................    666
                                                                          ------
                                                                          $2,021
                                                                          ======

  Rent expense for the years ended December 31, 1999, 1998 and 1997 was $654,000, $750,000 and $162,000, respectively.

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

  In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation which eliminated the existing convertible preferred stock, changed the number of authorized shares of preferred stock to 5,000,000 shares, $0.001 par value, and increased the shares of common stock authorized to 50,000,000 shares.

 Reincorporation in Delaware

  In January 1998, the Company reincorporated in Delaware. Under the reincorporation, each class and series of shares of the predecessor company were exchanged for one share of identical class and series of stock of the

                            SYMPHONIX DEVICES, INC.

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

 Private Placement:

  In December 1999, the Company consummated a private sale of 1,000,000 shares of the Company's common stock to Siemens Audiologische Technik GmbH at a purchase price of $5.00 per share in connection with a Marketing and Distribution Agreement. The purchase price exceeded the fair market value of the Company's common stock as reported on the Nasdaq National Market. The difference between the sales price and the fair market value of the Company's common stock has been recorded as deferred revenue and will be amortized to revenue over the length of the contract. During 1999, the Company amortized $30,000 to revenue relating to this agreement.

  Upon certain future events the Company will sell common stock to Siemens Audiologische Technik GmbH for gross proceeds of $5,000,000. The price per share, within a predetermined range, will be based on the average of the closing sales prices of the Company's common stock for 40 days immediately preceding FDA premarket approval of the Company's product.

 Warrants:

  During 1997, the Company has issued warrants in connection with obtaining its equipment lease line of credit to purchase up to 26,889 shares of common stock at $1.38 per share and up to 6,722 shares of common stock at $5.50 per share. The warrants are exercisable until October 2004. The fair value of these warrants determined using the Black-Scholes valuation model was not material, and accordingly, no value was ascribed to them for financial reporting purposes.

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

  During June 1999, the Company issued notes receivable to a key employee in the amount of $370,000. The note bears annual interest at 5.19% and is due on June 25, 2004. The note is secured by 1,025,582 shares of the Company's common stock. Additionally in August 1999, a key employee exercised 100,000 options to purchase common stock in exchange for a note receivable in the amount of $225,000 and a restricted stock agreement. The note bears annual interest at 5.96% and is due upon the earlier of (i) August 2004, (ii) 30 days following the sale of the common stock which is equal in value to the principal amount of the note or (iii) 12 months following the date of termination of employment with the Company. The restricted stock agreement grants the Company

                            SYMPHONIX DEVICES, INC.

repurchase rights which lapse upon attainment of full vesting, which is scheduled to occur in August 2004. At December 31, 1999, 91,667 shares of common stock are subject to repurchase by the Company. The related shares are pledged as collateral for the note.

 Deferred Compensation:

  The difference between the exercise price and the deemed fair market value of the Company's common stock at the date of issue of certain stock options, totaling $2,264,000, has been recorded as deferred compensation as a component of stockholders' equity. Of this amount, $517,000, $556,000 and $191,000 has been recognized as expense in 1999, 1998 and 1997, respectively. During 1999, the Company reversed $260,000 of unrecognized deferred compensation relating to employees that have terminated employment with the Company. The remaining $740,000 will be recognized as an expense as the shares and options vest over periods of up to four years.

 1997 Employee Stock Purchase Plan:

  The Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") under which 275,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of common stock at 85% of the market value at certain plan-defined dates. During 1999 and 1998, 79,643 and 24,459 shares were purchased under the Purchase Plan, respectively.

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

                            SYMPHONIX DEVICES, INC.

  Activity under the 1994 Plan is as follows (in thousands, except per share data):

                                                     Options Outstanding
                                      Shares   --------------------------------
                                     Available Number of   Exercise   Aggregate
                                     for Grant  Shares      Price       Price
                                     --------- --------- ------------ ---------
   Balance, December 31, 1996.......     410       585   $0.14-$ 0.83  $  339
     Additional options reserved....     375
     Options granted................    (396)      396   $1.10-$ 8.81     803
     Options exercised..............              (401)  $0.14-$ 2.20    (394)
     Options canceled...............      13       (13)  $0.14-$ 1.10      (7)
                                      ------     -----                 ------
   Balance, December 31, 1997.......     402       567   $0.14-$ 8.81     741
     Options granted................    (281)      281   $3.13-$10.50   1,145
     Options exercised..............               (65)  $0.14-$ 3.13     (40)
     Options canceled...............     123      (123)  $0.14-$10.50    (648)
                                      ------     -----                 ------
   Balance, December 31, 1998.......     244       660   $0.14-$ 4.13   1,198
     Additional options reserved....   1,500
     Options granted................  (1,259)    1,259   $2.25-$ 3.88   3,225
     Options exercised..............     --       (162)  $0.14-$ 2.25    (277)
     Options canceled...............     --        (53)  $0.73-$ 3.13     (66)
                                      ------     -----                 ------
   Balance, December 31, 1999.......     485     1,704   $0.14-$ 4.13  $4,080
                                      ======     =====                 ======

  The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                                                            Options currently
                                Options outstanding            exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                                      Contractual Average              Average
   Exercise                 Number       Life     Exercise   Number    Exercise
     Price                Outstanding   (years)    Price   Exercisable  Price
   --------               ----------- ----------- -------- ----------- --------
   $0.14.................       77       4.93      $0.14        77      $0.14
   $0.55-$0.83...........      111       6.45      $0.70        85      $0.69
   $1.10-$2.20...........      126       7.61      $1.82        68      $1.76
   $2.25.................      550       9.59      $2.25        46      $2.25
   $2.56-$2.81...........      373       9.52      $2.66        22      $2.59
   $3.13-$4.13...........      467       9.20      $3.28        81      $3.28
                             -----                             ---
                             1,704       8.91      $2.39       379      $1.62
                             =====                             ===

  At December 31, 1998 and 1997, outstanding options to purchase 214,000 and 215,000 shares were exercisable at weighted average exercise prices of $0.73 and $0.59 per share, respectively.

                            SYMPHONIX DEVICES, INC.

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

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
   Net loss as reported..........................  $(16,679) $(13,646) $(7,991)
                                                   ========  ========  =======
   Net loss pro forma............................  $(17,152) $(13,828) $(8,032)
                                                   ========  ========  =======
   Basic and diluted net loss per common share as
    reported.....................................  $  (1.35) $  (1.24) $ (3.10)
                                                   ========  ========  =======
   Basic and diluted net loss per common share
    proforma.....................................  $  (1.38) $  (1.26) $ (3.11)
                                                   ========  ========  =======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1999   1998  1997
                                                              -----  ----  ----
   Expected dividend yield...................................   0.0%  0.0% 0.0%
   Risk-free interest rate...................................  5.77%  5.2% 6.0%
   Expected volatility....................................... 110.0% 73.0% 0.0%
   Expected life (in years)..................................   5.0   5.0  5.0
                                                              =====  ====  ===

  The weighted average fair values of employee stock options granted during 1999, 1998, and 1997 were, $2.14, $2.59 and $2.03, respectively. The weighted average estimated fair value of the Purchase Plan options issued during 1999 and 1998 was $0.70 and $3.38, respectively.

  The above proforma disclosures are not likely to be representative of the effects on net income (loss) and basic and diluted net income (loss) per share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to 1996.

8. Income Taxes:

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                               1999      1998
                                                             --------  --------
   Net operating loss carryforward.......................... $ 12,305  $  9,631
   Depreciation.............................................     (87)        44
   Capitalized start-up costs...............................    1,243     1,604
   Research and development credits.........................    2,481     1,648
   Deferred revenue.........................................      566       --
   Accrued liabilities......................................      873       332
   Capitalized research and development.....................      437       --
   Other....................................................       33       --
   Valuation allowance......................................  (17,851)  (13,259)
                                                             --------  --------
                                                             $    --   $    --
                                                             ========  ========

                            SYMPHONIX DEVICES, INC.

  Due to the uncertainties surrounding the realization of deferred tax assets, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets.

  At December 31, 1999, the Company has $32,544,000 for federal and $21,257,000 for state net operating loss carryforwards which expire from 2009 through 2014 and 2002 through 2004, respectively, if not utilized.

  The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

9. Employee Benefit Plan:

  During 1996, the Company established a Retirement Savings and Investment Plan (the "Plan") under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the Plan. As of December 31, 1999, no Company contributions have been made to the Plan.

10. Related Party Transactions:

  In February 1997, the stockholders approved the assignment of technology relating to and including two patent applications to VibRx in consideration for repayment of approximately $10,000 of related patent expenses and issuance of common stock equal to 20% of all VibRx's outstanding shares at such time as VibRx completes an initial financing with aggregate proceeds of at least $500,000. VibRx was formed and is controlled by the Company's former President and Chief Executive Officer.

11. Industry Segments:

  The Company operates in one business segment; the design, manufacture, and sale of implantable and semi-implantable hearing devices. Currently, the Company markets its products to customers in the European Union and Latin America.

  Five customers individually accounted for 17.5%, 17.4%, 14.1%, 13.0% and 11.2%, respectively of the Company's revenue during 1999. Two customers individually accounted for 18.9% and 14.7%, respectively, of the Company's revenue in 1998.

  Revenue and total long-lived assets by geographic area are as follows (in thousands):

                                                Revenue      Long-lived Assets
                                             -------------- --------------------
                                             1999 1998 1997  1999   1998   1997
                                             ---- ---- ---- ------ ------ ------
   Europe................................... $323 $544 $ -- $   53 $  106 $   45
   Latin America............................    8   53   --    --     --     --
   United States............................  --   --    --  1,501  1,994  1,112
                                             ---- ---- ---- ------ ------ ------
                                             $331 $597 $ -- $1,554 $2,100 $1,157
                                             ==== ==== ==== ====== ====== ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements with the independent accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to the information regarding Directors appearing under the heading "Election of Directors" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders intended to be held on May 18, 2000, which information is hereby incorporated by reference. The executive officers of the Registrant, and their ages as of January 31, 2000, are as follows:

      Name                  Age                          Position
      ----                  ---                          --------
   Kirk B. Davis...........  42 President and Chief Executive Officer

   Geoffrey R. Ball........  36 Vice President, Chief Technical Officer and Director

   Deborah A. Arthur.......  49 Vice President of Clinical Affairs

   R. Michael Crompton.....  41 Vice President of Regulatory Affairs and Quality Assurance

   Bob H. Katz.............  39 Vice President of Research and Development

   Patrick J. Rimroth......  45 Vice President of Operations

   Gary M. Saxton..........  39 Vice President, Sales and Marketing

   William A. Perry........  35 Vice President, European Marketing and Sales

  Kirk B. Davis has served as president and chief executive officer since August. From October 1987 to August 1999, Abbott Laboratories employed Mr. Davis most recently as Vice President and General Manager, critical care products. From 1996 to 1998 he served as General Manager of Abbott Laboratories UK operations and from 1994 to 1998 he served as Divisional Vice President and Regional Director, Europe for Abbott. Mr. Davis has a BS degree from Stanford University and an MBA degree from J.L. Kellogg Graduate School of Management at Northwestern University.

  Geoffrey R. Ball invented the FMT, co-founded the Company and has served as Vice President and Chief Technical Officer and a director since May 1994. From 1987 to March 1994, Mr. Ball was a biomedical engineer in the hearing research laboratory at the Veterans Hospital in Palo Alto, California, affiliated with Stanford University. Mr. Ball holds an MS degree in systems management from the University of Southern California and a BS degree in human development and performance from the University of Oregon.

  Deborah A. Arthur has served as Vice President of Clinical Affairs of the Company since August 1998. From 1990 to August 1998, Ms. Arthur was employed by the Ear Nose and Throat Division of Smith & Nephew, Inc., a leading supplier of ear, nose and throat medical devices. At Smith & Nephew, Ms. Arthur served in a variety of management positions in clinical affairs, regulatory affairs and quality assurance, including from June 1993 to July 1996 as Group Manager of Regulatory and Clinical Affairs, from July 1996 to January 1998 as Group Manager of Regulatory and Clinical Affairs and Quality Assurance, and from January 1998 to August 1998, as Director of Regulatory and Clinical Affairs and Quality Assurance. Ms. Arthur holds a BS degree in speech and hearing science from East Tennessee State University and an MA degree in audiology from the University of Tennessee.

  R. Michael Crompton has served as Vice President of Regulatory Affairs and Quality Assurance of the Company since June 1996 and Vice President of Regulatory and Clinical Affairs and Quality Assurance since January 1998. From June 1995 to May 1996, from October 1993 to January 1994 and from February 1992 to August 1992, Mr. Crompton was employed by Advanced Bioresearch Associates, a medical device consulting company, where he specialized in regulatory consultation for FDA-regulated products. From February 1994 to May 1995, Mr. Crompton was an attorney with Hyman, Phelps & McNamara, a Washington, D.C. law firm specializing in FDA matters. From September 1992 to September 1993, Mr. Crompton was Manager of Regulatory Affairs at Tosoh Medics, Inc., a medical device company. Mr. Crompton has a JD degree from the University of San Francisco and a BA degree in biochemistry and a M.P.H. degree in biomedical sciences from the University of California at Berkeley.

  Bob H. Katz has served as Vice President of Research and Development of the Company since October 1994. From April 1990 to October 1994, Mr. Katz was employed by Telectronics Pacing Systems, a manufacturer of implantable medical devices. At Telectronics Pacing Systems, he served as Program Manager, Bradycardia Product Development, from 1990 to September 1993 and as Director of Strategic Planning, Instrument Systems, from September 1993 to October 1994. Mr. Katz holds a BA degree in business administration and a BS degree in electrical engineering from Rutgers University, an MS degree in biomedical engineering from Boston University and an MBA from Nova Southeastern University.

  Patrick J. Rimroth has served as Vice President of Operations of the Company since March 1996 and as Vice President of Manufacturing, from November 1995 to March 1996. From June 1994 to October 1995, Mr. Rimroth was Vice President of Research and Development for Camino Neurocare, a medical device company. From December 1988 to June 1994, Mr. Rimroth held multiple research and development management positions with divisions of C.R. Bard, Inc., a medical device company. Mr. Rimroth has a BS degree in biology and a B.S.E.E. degree in electronic engineering from Purdue University.

  Gary M. Saxton has served as Vice President of Sales and Marketing since November 1999. From June 1998 to March 1999, Mr. Saxton was employed by Cardiogenesis Corporation as Vice President of Marketing. From September 1994 to June 1998, Mr. Saxton held various marketing positions at Medtronic, Inc. Mr. Saxton has a BS degree from the United States Military Academy at West Point and an MBA from Harvard University.

  William A. Perry has served as Vice President of European Marketing since February 1999. From October 1996 to September 1998, Mr. Perry was Vice President, Europe/Managing Director of Influence Medical Technologies GmbH, a medical device company for ENT, gynecological and urological products. From September 1994 to October 1998, Mr. Perry was the Director of Marketing & Sales for Greater Europe for Indigo Medical. From June 1992 to August 1994, Mr. Perry was employed as Regional Manager for Coherent GmbH. Mr. Perry has a BS degree form Georgetown University and a Master of International Management degree from the American Graduate School of International Management (Thunderbird).

ITEM 11. EXECUTIVE COMPENSATION

  Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation and Other Matters" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders currently planned to be held on May 18, 2000, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is made to the information regarding security ownership appearing under the heading "Record Date and Principal Share Ownership" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders currently planned to be held on May 18, 2000, which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the information regarding appearing under the heading "Certain Transactions" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders to be held on May 18, 2000, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed in Part II of this Annual Report on Form 10-K.

  1. Financial Statements

                                                                       Page No.
                                                                       --------
   Report of Independent Accountants.................................     32
   Consolidated Balance Sheet at December 31, 1999 and 1998..........     33
   Consolidated Statements of Operations for the years ended December
    31, 1999, 1998 and 1997..........................................     34
   Consolidated Statements of Cash Flows for the years ended December
    31, 1999, 1998 and 1997..........................................     35
   Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1999, 1998 and 1997...........................     36
   Consolidated Statements of Comprehensive Loss for the years ended
    December 31, 1999, 1998 and 1997.................................     37
   Notes to Consolidated Financial Statements........................     38

  2. Financial Statement Schedules. The following consolidated financial statement schedule of Symphonix Devices, Inc. for the year ended December 31, 1999 is filed as part of this Report and should be read in conjunction with the consolidated financial statements:

   Description                                                          Page No.
   -----------                                                          --------
   Schedule II--Valuation and Qualifying Accounts......................    53

  Schedules not listed above have been omitted because they are not applicable or are not required to be set forth therein is included in the consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K

  The Company filed a Report on Form 8-K on December 16, 1999, announcing that on December 1, 1999, the Company consummated a private sale of 1,000,000 shares of its common stock to Siemens Audiologische Technik GmbH at a price of $5.00 per share.

  (c) Exhibits.

 Exhibit                               Description
 -------                               -----------
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

 10.2*   1994 Stock Option Plan and forms of Stock Option Agreements thereunder.

 10.3*   1998 Employee Stock Purchase Plan.

 10.4*   Restated Investors Rights Agreement dated June 11, 1997 between the
          Registrant and certain holders of the Registrant's securities.

 10.5*   Master Equipment Lease Agreement between the Registrant and Lighthouse
          Capital Partners dated December 2, 1994.

 10.6*   Assignment by the Registrant to VibRx, Inc. dated March 14, 1997.

  Exhibit                               Description
  -------                               -----------
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

 10.11*     License Agreement dated June 1, 1995 between Baptist Medical Center of Oklahoma, Inc. and the Registrant.

 10.12*     Loan and Security Agreement dated December 30, 1997 between the
             Registrant and Silicon Valley Bank.

 10.13(1)   Loan Modification Agreement dated December 24, 1998 between the
             Registrant and Silicon Valley Bank.

 10.14(1)   Premium Contribution Plan Effective November 1, 1998, as Amended
             and Restated on January 1, 1999.

 10.15(1)   Form of Distribution Agreement.

 10.16**(2) Joint Development and Supply Agreement dated January 16, 1998 between the Registrant and Topholm & Westermann Aps and the subsequent Amendment thereto effective November 30, 1998.

 10.17(3)   Loan and Security Agreement with an attached Non-Recourse Secured
             Promissory Note dated June 29, 1999 between the Registrant and
             Harry S. Robbins.

 10.18(4)   OEM and Supply Agreement dated June 4, 1999 between the Registrant and Siemens Audiologische Technik GMbH ("Siemens").

 10.19(5)   Marketing and Distribution Agreement dated November 2, 1999 between the Registrant and Siemens.

 10.20(5)   Common Stock Purchase Agreement dated December 1, 1999 between the
             Registrant and Siemens.

 21.2       List of Subsidiaries of the Registrant.

 23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants

 24.1       Power of Attorney (see page 54).

 27.1       Financial Data Schedule.

--------
* Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

** Confidential treatment requested.

(1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2) Filed as exhibits to the Registrant's report on Form 10-Q for the fiscal quarter ending March 31, 1999, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's report on Form 10-Q for the quarter ending June 30, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrants report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999 and incorporated herein by reference.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (Thousands)

                                     Balance at                      Balance at
                                     beginning                         end of
                                     of period  Additions Deductions   period
                                     ---------- --------- ---------- ----------
Allowance for doubtful accounts:
  Year ended December 31, 1999......    $ 3        $52        --        $55
  Year ended December 31, 1998......     --          3        --          3
  Year ended December 31, 1997......     --         --        --         --

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 10th day of April, 2000.

                                          SYMPHONIX DEVICES, INC.

                                          By:      /s/ Kirk B. Davis  _________
                                                       Kirk B. Davis
                                            President, Chief Executive Officer
                                                       and Director

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kirk B. Davis, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Kirk B. Davis            President, Chief Executive    April 10, 2000
____________________________________  Officer and Director
           Kirk B. Davis

        /s/ Kirk B. Davis            Chief Financial and           April 10, 2000
____________________________________  Accounting Officer
           Kirk B. Davis

       /s/ Geoffrey R. Ball          Vice President and CTO        April 10, 2000
____________________________________
          Geoffrey R. Ball

         /s/ B. J. Cassin            Director                      April 10, 2000
____________________________________
            B. J. Cassin

          /s/ Hans Mehl              Director                      April 10, 2000
____________________________________
             Hans Mehl

        /s/ James Corbett            Director                      April 10, 2000
____________________________________
           James Corbett

       /s/ Petri T. Vainio           Director                      April 10, 2000
____________________________________
          Petri T. Vainio