Form 10-K405/A
period 1999-12-31
SYMPHONIX DEVICES INC
filed 2000-04-28
CIK 930481

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K /A
                                AMENDMENT NO. 1
                                      TO

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 1999

                       Commission File Number 000-23767

                            SYMPHONIX DEVICES, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                               77-0376250
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

          2331 Zanker Road,
        San Jose, California                         95131-1107
   (Address of principal executive                   (zip code)
              offices)

       Registrant's telephone number, including area code:(408) 232-0710

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.001 par value
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 31, 2000, there were 13,368,373 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 31, 2000) was approximately $24,708,320. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2000 ("Form 10-K") for the purpose of amending Items 10, 11, 12 and 13 of Part III of Symphonix's Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

         Name          Age                     Position(s)
         ----          ---                     -----------
Geoffrey R. Ball......  36 Director, Vice President and Chief Technical Officer
B.J. Cassin...........  66 Director
James M. Corbett......  41 Director
Kirk B. Davis.........  42 Director, Chief Executive Officer and President
Hans Mehl.............  41 Director
Petri T. Vainio.......  40 Director

  Geoffrey R. Ball co-founded the Company and has served as Vice President and Chief Technical Officer and a director since May 1994. From 1987 to March 1994, Mr. Ball was a biomedical engineer in the hearing research laboratory at the Veterans Hospital in Palo Alto, California, affiliated with Stanford University. Mr. Ball holds an M.S. degree from the University of Southern California and a B.S. degree from the University of Oregon.

  B.J. Cassin has served as a director of the Company since July 1994. Mr. Cassin has been a private venture capital investor since 1979. Previously, he co-founded Xidex Corporation, a manufacturer of data storage media, and served as Vice President of Marketing. Mr. Cassin is a director of Cerus Corporation, a medical device company (of which he is Chairman). Mr. Cassin holds an A.B. degree from Holy Cross College.

  James M. Corbett has served as a director of the Company since March 1999. Mr. Corbett is currently the President and Chief Executive Officer of Home Diagnostics, Inc., a medical device company. Previously, he held several international sales and marketing management positions with Boston Scientific Corporation, Scimed Life Systems, Inc. and Baxter Healthcare. Mr. Corbett holds a B.S. degree from Kansas University.

  Kirk B. Davis has been chief executive officer and president of Symphonix Devices, Inc. since August, 1999. Mr. Davis was with Abbott Laboratories, Inc. from 1987 and most recently, from March 1998, served as vice president and general manager, critical care products. From 1996 to 1998, he served as general manager of Abbott's UK operation and from 1994 to 1998 he served as divisional vice president and regional director, Europe for Abbott. Mr. Davis has a BS degree from Stanford University and an MBA degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

  Hans Mehl has served on the Symphonix board of directors since January 2000. He is currently the Co-Managing Director of Siemens Audiologische Technik GmBH.

  Petri T. Vainio has served as a director of the Company 1994 since July 1994. Dr. Vainio is a private venture capitalist. Previously, Dr. Vainio served as a general partner of Sierra Ventures, a venture capital firm he was with from 1988 to 1999. He currently serves as a director of Heartport, Inc., a medical device company. Dr. Vainio holds M.D. and Ph.D. degrees from the University of Helsinki, Finland, and an M.B.A. degree from Stanford University.

Compensation of Directors

  Members of the Company's Board of Directors do not receive cash compensation for their services as directors but are eligible to receive grants of stock options under the Company's 1994 Stock Option Plan. In March 1999, James Corbett was granted a non-qualified option to purchase 50,000 shares of the Company's common stock to vest over four years at an exercise price of $2.625.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee consists of directors Cassin and Vainio. There were no reportable transactions with any members of the Compensation Committee in fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

                          Summary Compensation Table

  The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company, the four next most highly compensated executive officers in the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers") of the Company for services rendered in all capacities to the Company for the fiscal years indicated.

                                                                     Long-Term
                                                       Annual       Compensation
                                                    Compensation       Awards
                                                 ------------------ ------------
                                                                     Number of
                                                                     Securities
                                                                     Underlying
                                          Fiscal                      Options
       Name and Principal Position         Year  Salary($) Bonus($)    (#)(1)
       ---------------------------        ------ --------- -------- ------------
Kirk B. Davis(2).........................  1999  $100,482  $ 80,000   650,000
 Chief Executive Office and President

R. Michael Crompton......................  1999   157,337    40,246    75,000
 Vice President of Regulatory Affairs      1998   155,253    38,390    10,000
 And Quality Assurance                     1997   122,627    33,865    29,069

Bob H. Katz..............................  1999   173,583    41,140    75,000
 Vice President of Research and            1998   153,678    31,539       --
 Development                               1997   121,706    32,533    43,603

Patrick J. Rimroth.......................  1999   161,353    41,085    75,000
 Vice President of Operations              1998   149,128    37,037    10,000
                                           1997   120,665    33,347    29,068

Alfred G. Merriweather(3)................  1999   158,295    39,520    80,000
 Vice President of Finance and             1998   158,011    39,000    10,000
 Chief Financial Officer                   1997   138,832    39,389    14,534

Harry Robbins(4).........................  1999   272,660   100,000       --
 Chief Executive Officer and President     1998   259,615   100,000       --
                                           1997   224,327   105,750       --

--------
(1) These shares are subject to exercise under stock options granted pursuant to the Company's 1994 Stock Options Plan. See "--Option Grants in Last Fiscal Year."
(2) Mr. Davis joined the Company in August, 1999.
(3) Mr. Merriweather resigned as Chief Financial Officer effective January 1, 2000 and is no longer involved with the company.
(4) Mr. Robbins resigned as Chief Executive Officer and President on August 16, 1999. Mr. Robbins resigned form the Board of Directors effective April 1, 2000 and is no longer involved with the company.

                       Option Grants In Last Fiscal Year

  The following table provides information relating to stock options awarded to each of the Named Executive Officers during the fiscal year ended December 31, 1999. All such options were awarded under the Company's 1994 Stock Option Plan.

                                                                                    Potential
                                           Individual Grants                   Realizable Value at
                          ----------------------------------------------------       Assumed
                            Number of      Percent of                            Rates of Stock
                           Securities     Total Options   Exercise             Price Appreciation
                           Underlying      Granted to     Price Per            for Options Term(1)
                             Options      Employees in      Share   Expiration -------------------
          Name            Granted(#)(2) Fiscal 1999(%)(3) ($)(4)(5)    Date     5% ($)   10% ($)
          ----            ------------- ----------------- --------- ---------- -------- ----------
Kirk B. Davis...........     650.000          51.6         $2.250    08/05/09  $919,760 $2,330,827
Alfred G. Merriweather..      25,000           2.0         $2.563    07/15/09    40,297    102,118
Alfred G. Merriweather..      55,000           4.4         $3.250    10/15/09   112,415    284,879
R. Michael Crompton.....      25,000           2.0         $2.563    07/15/09    40,297    102,118
R. Michael Crompton.....      50,000           4.0         $3.250    10/15/09   102,196    258,981
Patrick J. Rimroth......      25,000           2.0         $2.563    07/15/09    40,297    102,118
Patrick J. Rimroth......      50,000           4.0         $3.250    10/15/09   102,196    258,981
Bob H. Katz.............      25,000           2.0         $2.563    07/15/09    40,297    102,118
Bob H. Katz.............      50,000           4.0         $3.250    10/15/09   102,196    258,981

--------
(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.
(2) Certain of the options are immediately exercisable, conditioned upon the optionee entering into a restricted stock purchase agreement with the Company with respect to any invested shares. The options vest or are released from the repurchase option of the Company at the rate of one forth-eighth (1/48) of the total number of shares subject to each option at the end of each full month beginning on the grant date for each option. Certain other of the options vest upon the company receiving pre-market approval for its product from the FDA.
(3) Based on an aggregate of 1,259,000 options granted by the Company in the year ended December 31, 1999 to employees of and consultants to the Company, including the Named Executive Officers.
(4) Options were granted at an exercise price equal to the fair market value of the Company Common Stock on the of grant.
(5) Exercise price may be paid in cash, check, promissory note, be delivery of already-owned shares of the Company's Common Stock subject to certain conditions, delivery of a properly executed exercise notice together with irrevocable instructions to a broker to deliver promptly to the Company amount of sale or loan proceeds required to pay the exercise price, a reduction in the amount of any Company liability to an optionee, or any combination of the forgoing methods of payment or such other consideration or method of payment to the extent permitted under applicable law.

                Aggregate Option Exercises In Last Fiscal Year
                       And Fiscal Year-End Option Values

  The following table sets forth certain information regarding the exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 1999 and the value of stock options held as of December 31, 1999 by the Named Executive Officers.

                                                     Number of Securities
                                                    Underlying Unexercised     Value of Unexercised
                                                    Options at December 31,   In-The-Money Options at
                                                           1999 (#)          December 31, 1999 ($)(2)
                                                   ------------------------- -------------------------
                                           Value
                          Shares Acquired Realized
          Name            on Exercise (#)  ($)(1)  Exercisable Unexercisable Exercisable Unexercisable
          ----            --------------- -------- ----------- ------------- ----------- -------------
Kirk B. Davis...........      100,000     $225,000   550,000         --       $618,750         --
R. Michael Crompton.....          --           --    104,474      75,000       209,653      26,550
Bob H. Katz.............          --           --        --       75,000           --       26,550
Patrick J. Rimroth......          --           --     10,000      75,000         2,500      26,550
Harry S. Robbins........          --           --        --          --            --          --
Alfred G. Merriweather..          --           --     22,500      67,500        12,650      17,025

--------
(1) Fair market value of the Company's Common Stock on the date of exercise minus the exercise price.
(2) Fair market value of the Company's Common Stock at fiscal year-end ($3.375 based on the last reported sale price of the Company's Common Stock on December 31, 1999) minus the exercise price.

Employment Contracts and Change-in-Control Arrangements

 Option Vesting Agreements

  The Company has entered into an option vesting agreement with each of its officers with whom it has entered into a stock option agreement, to provide for accelerated vesting of all shares subject to such option (i) 12 months after a change in control or (ii) in the event such officer is involuntarily terminated within the 12 month period following a change in control. For purposes of the option vesting agreement, "change in control" is defined as
(i) the closing of a merger, reorganization, sale of shares or sale of substantially all of the assets of the Company in which the stockholders of the Company immediately prior to the closing of the transaction own less than 50% of the voting power of the surviving or controlling entity (or its parent) immediately after the transaction, or (ii) the date of the approval by the stockholders of the Company of a plan of complete liquidation of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

  The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 31, 2000 as to (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each of the Named Executive Officers (as defined on page 4 under "Executive Compensation--Executive Compensation--Summary Compensation Table") and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

                                                                    Approximate
                                                    Common Stock    Percentage
     Beneficial Owner                            Beneficially Owned  Owned(1)
     ----------------                            ------------------ -----------
Entities Affiliated with Sierra Ventures (2)...      1,925,007          14.4%
 3000 Sand Hill Road
 Building 4, Suite 210
 Menlo Park, CA 94025

Entities Affiliated with Mayfield (3) .........      1,682,649          12.6%
 2800 Sand Hill Road, 2nd Floor
 Menlo Park, CA 94025

Harry S. Robbins (4)...........................      1,276,184           9.6%
 1 Loggerhead Lane
 Manalapan, FL 33462

Coral Partners IV, Limited Partnership.........      1,099,964           8.2%
 60 South Sixth Street, Suite 3510
 Minneapolis, MN 55402

Siemens Audiologische Technik GmBH.............      1,000,000           7.5%
 c/o Siemens Corporation
 1301 Avenue of the Americas
 New York, NY 10014

Hans Mehl (5)..................................      1,000,000           7.5%

Kirk Davis (6).................................        650,000           4.7%

Geoffrey R. Ball...............................        602,239           4.5%

B. J. Cassin (7)...............................        325,587           2.4%

Bob H. Katz (8)................................        162,792           1.2%

Alfred Merriweather (9)........................        137,976           1.0%

R. Michael Crompton (9)........................        120,975             *

Patrick J. Rimroth (11)........................        120,310             *

James M. Corbett (12)..........................         60,000             *

Petri T. Vainio (13)...........................         32,703             *

All directors and executive officers as a group
 (13 persons)..................................      4,893,766         34.6%

--------
  * Less than 1%
 (1) Applicable percentage ownership is based on 13,368,373 shares of Common Stock outstanding as of March 31, 2000 together with applicable options or warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares subject to the applicable community property laws. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 1999 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
 (2) Consists of 1,850,892 shares held by Sierra Ventures IV, 74,116 shares held by Sierra Ventures IV International.
 (3) Consists of 1,567,446 shares held by Mayfield VII, 82,499 shares held by Mayfield Associates Fund II and 32,704 shares held by Mayfield VII Management Partners.
 (4) All such shares are held in the name of the Robbins Family Trust. Mr. Robbins holds voting and dispositive power over all such shares.
 (5) Consists of 1,000,000 shares held by Siemens Audiologische Technik GmBH. Mr. Mehl, a director of the Company, is Co-Managing Director of Siemens Audiologische GmBH and disclaims beneficial ownership over these shares.
 (6) Includes an option to purchase 550,000 shares exercisable within 60 days after March 31, 2000.
 (7) Consists of 230,200 shares held in the name of the Cassin Family Trust, over which Mr. Cassin holds voting and dispositive power, (ii) 95,387 shares held by Cassin Family Partners, a California Limited Partnership, over which Mr. Cassin holds voting and dispositive power.
 (8) Consists of 162,792 shares held in the name of the Bob Katz Trust, over which Mr. Katz holds voting and dispositive power.
 (9) Includes options to purchase up to 22,500 shares exercisable within 60 days after March 31, 2000. 115,476 shares are held in the name of the Merriweather Family Trust. Mr. Merriweather holds voting and dispositive power over all such shares.
(10) Includes options to purchase up to 104,474 shares exercisable within 60 days after March 31, 2000.
(11) Includes an option to purchase up to 10,000 shares exercisable within 60 days after March 31, 2000. 110,310 shares are held in the name of the Rimroth Family Trust. Mr. Rimroth holds voting and dispositive power over all such shares.
(12) Includes an option to purchase up to 50,000 shares exercisable within 60 days after March 31, 2000.
(13) Consists of an option to purchase 32,703 shares exercisable within 60 days after March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Certain Transactions

  On November 2, 1999, the Company entered into a Marketing and Distribution Agreement with Siemens Audiologische Technik GmbH ("Siemens"). Additionally, on December 1, 1999, the Company issued and sold 1,000,000 shares of its Common Stock for a purchase price of $5.00 per share to Siemens in a private placement (the "Private Placement"). In connection with the Private Placement, Siemens agreed to purchase additional shares of the Company's Common Stock upon satisfaction of certain terms and conditions specified in the Common Stock Purchase Agreement. Hans Mehl, a director, is the Co-Managing Director of Siemens.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April 2000.

                                          Symphonix Devices, INC.

                                          By: /s/ Kirk B. Davis
                                             __________________________________
                                             Kirk B. Davis
                                             Chief Executive Officer and
                                              President