Form 10-Q
period 2000-06-30
SYMPHONIX DEVICES INC
filed 2000-08-03
CIK 930481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


                                      OR


   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
                requirements for the past 90 days. Yes  X   No _____
                                                      -----

 As of June 30, 2000, 13,425,510 shares of the Registrant's Common Stock were outstanding.

                            SYMPHONIX DEVICES, INC.

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 2000 and December
          31, 1999 ....................................................................   1

          Condensed Consolidated Statements of Operations for the three months
          and six months ended June 30, 2000 and 1999..................................   2

          Condensed Consolidated Statements of Comprehensive Loss for the three
          months and six months ended June 30, 2000 and 1999...........................   3

          Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999.................................................   4

          Notes to Condensed Consolidated Financial Statements.........................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................  24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................  25

Item 2.   Changes in Securities and Use of Proceeds....................................  25

Item 3.   Defaults Upon Senior Securities..............................................  26

Item 4.   Submission of Matters to a Vote of Security Holders..........................  26

Item 5.   Other Information............................................................  26

Item 6.   Exhibits.....................................................................  26

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements


                            SYMPHONIX DEVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                    June 30,         December 31,
                                                                      2000               1999
                                                                      ----               ----
                                                                   (unaudited)
                                                  ASSETS
Current assets:
     Cash and cash equivalents                                      $  5,387           $  7,998
     Short-term investments                                            1,456              6,150
     Accounts receivable, net                                            144                117
     Inventories                                                         778                662
     Prepaid expenses and other current assets                           363                680
                                                                    --------           --------
          Total current assets                                         8,128             15,607

Property and equipment, net                                            1,393              1,554
Long term investments                                                      -                695
Other assets                                                              74                 78
                                                                    --------           --------

          Total assets                                              $  9,595           $ 17,934
                                                                    ========           ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $   554            $   574
     Accrued compensation                                               931              1,161
     Other accrued liabilities                                        2,386              2,026
     Current portion of bank borrowings                                 500                500
     Current portion of  capital lease obligations                       38                 90
                                                                   --------           --------
          Total current liabilities                                   4,409              4,351

Capital lease obligations, less current portion                           -                  8
Deferred Revenue                                                      1,239              1,420
Bank borrowings, less current portion                                 1,250              1,500
                                                                   --------           --------

         Total liabilities                                            6,898              7,279
                                                                   --------           --------

Stockholders' equity:
     Common stock                                                        13                 13
     Notes receivable from stockholders                                (911)            (1,079)
     Deferred compensation                                             (340)              (740)
     Additional paid-in capital                                      61,201             61,346
     Accumulated other comprehensive loss                               (29)               (56)
     Accumulated deficit                                            (57,237)           (48,829)
                                                                   --------           --------
          Total stockholders' equity                                  2,697             10,655
                                                                   --------           --------

          Total liabilities and stockholders' equity                $ 9,595            $17,934
                                                                   ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                            Three months ended June 30,         Six months ended June 30,
                                                            ---------------------------        ---------------------------
                                                              2000               1999            2000               1999
                                                              ----               ----            ----               ----
Revenue                                                     $    195           $     35        $    413           $    150

Costs and expenses:
     Cost of goods sold                                          735                927           1,758              1,878
     Research and development                                  1,813              1,752           3,750              3,507
     Selling, general and administrative                       1,833              1,595           3,468              3,194
                                                            --------           --------        --------           --------

          Operating loss                                      (4,186)            (4,239)         (8,563)            (8,429)

Interest income                                                  124                214             255                483
Interest expense                                                 (49)               (25)           (100)               (44)
                                                            --------           --------        --------           --------


Net loss                                                    $ (4,111)          $ (4,050)       $ (8,408)          $ (7,990)
                                                            ========           ========        ========           ========

Basic and diluted net loss per common share                 $  (0.31)          $  (0.33)       $  (0.63)          $  (0.65)
                                                            ========           ========        ========           ========

Shares used in computing basic and diluted
net loss per common share                                     13,406             12,248          13,382             12,226
                                                            ========           ========        ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)
                                  (unaudited)

                                                            Three months ended June 30,         Six months ended June 30,
                                                            ---------------------------        ---------------------------
                                                              2000               1999            2000               1999
                                                              ----               ----            ----               ----
Net loss                                                    $ (4,111)          $ (4,050)       $ (8,408)          $ (7,990)

Change in unrealized gain (loss) on short-term investments        (7)                (7)             40                (30)

Translation adjustments                                          (15)               (10)            (13)                 1
                                                            --------           --------        --------           --------

Comprehensive loss                                          $ (4,133)          $ (4,067)       $ (8,381)          $ (8,019)
                                                            ========           ========        ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                               Six months ended June 30,
                                                                                               -------------------------
                                                                                               2000                 1999
                                                                                               ----                 ----
Cash flows from operating activities:
     Net loss                                                                                $(8,408)               $(7,990)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Amortization of deferred compensation                                                  155                    278
          Stock based compensation                                                                16                      -
          Depreciation and amortization                                                          395                    390
          Changes in operating assets and liabilities:
                Accounts receivable                                                              (27)                   181
                Inventories                                                                     (116)                    67
                Prepaid expenses and other current assets                                        318                    (42)
                Accounts payable                                                                 (21)                  (248)
                Accrued compensation                                                            (230)                  (161)
                Deferred revenue                                                                (181)                     -
                Other accrued liabilities                                                        360                    184
                                                                                             -------                -------
                      Net cash used in operating activities                                   (7,739)                (7,341)
                                                                                             -------                -------

Cash flows from investing activities
     Purchases of short-term investments                                                      (3,656)                  (800)
     Maturities of short-term & long-term investments                                          9,085                 14,658
     Purchases of property and equipment                                                        (234)                  (133)
     Change in other assets                                                                        4                      2
                                                                                             -------                -------
                      Net cash provided by investing activities                                5,199                 13,727
                                                                                             -------                -------

Cash flows from financing activities
     Payments on capital lease obligations                                                       (60)                  (137)
     Proceeds from bank borrowings                                                                 -                  4,000
     Payments on bank borrowings                                                                (250)                (4,000)
     Proceeds from issuance of common stock                                                      190                     93
     Payments on stockholders notes receivable                                                   182
     Issuance of notes receivable to stockholder                                                (120)                  (270)
                                                                                             -------                -------
                      Net cash used in financing activities                                      (58)                  (314)
                                                                                             -------                -------

Net increase (decrease) in cash and cash equivalents                                          (2,598)                 6,072
Effect of exchange rates on cash and cash equivalents                                            (13)                   (29)
Cash and cash equivalents, beginning of period                                                 7,998                  3,401
                                                                                             -------                -------
Cash and cash equivalents, end of period                                                     $ 5,387                $ 9,444
                                                                                             =======                =======

Supplemental disclosure of non-cash financing activities
     Reversal of unrealized deferred compensation                                            $   245                $     -
                                                                                             =======                =======

     Cancellation of note receivable to stockholder for unvested restricted                  $   107                $     -
      stock                                                                                  =======                =======


  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2000 of Symphonix Devices, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000, or any future interim period.

These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 and footnotes thereto, included in the Company's Annual Report on Form 10-K.

2.  Computation of Basic and Diluted Net Loss per Common Share:

Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive. The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive (in thousands except per share data):

                                                          Three months ended               Six months ended
                                                          ------------------               ----------------
                                                    June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                    -------------   -------------   -------------   -------------
Basic and diluted:
Net loss...........................................    $(4,111)        $(4,050)        $(8,408)        $(7,990)
Weighted average common shares outstanding.........     13,406          12,248          13,382          12,226
Net loss per common share..........................    $ (0.31)        $ (0.33)         $(0.63)        $ (0.65)

Antidilutive Securities:
Options to purchase common stock...................      2,001             744           2,001             744
Common stock subject to repurchase.................         79               -              79               -
Warrants...........................................          7              34               7              34
                                                       -------         -------         -------         -------
                                                         2,087             778           2,087             778
                                                       =======         =======         =======         =======

3.   Inventories:

     Inventories comprise (in thousands):

                                     June 30, 2000    December 31, 1999
                                     -------------    -----------------

Raw materials                             $120                 $211
Work in Progress                           351                  183
Finished goods                             307                  268
                                          ----                 ----
                                          $778                 $662
                                          ====                 ====

4.   Recent Accounting Pronouncements:

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the effect, if any, that the adoption of SAB 101 will have on the current revenue recognition policy.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, as amended by SFAS 137. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative or hedging activities.

     In March 2000, the FASB issued Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of an employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operation of the Company.

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

Overview


     Symphonix Devices, Inc. ("Symphonix" or the "Company") develops, manufactures and markets a proprietary line of semi-implantable Soundbridge hearing devices for the management of hearing impairment, a medical disorder that affects approximately 28 million people in the United States alone. The Company is also developing a fully implantable Soundbridge. The Soundbridge is a middle ear implant technology designed to vibrate the small bones in the middle ear, enhancing the natural hearing process. The Vibrant Soundbridge, the family of semi-implantable devices, is currently being marketed in Europe in conjunction with the Company's European distribution partner, Siemens Audiologische Technik GmbH ("Siemens"), and has received unanimous recommendation from the Ear, Nose, and Throat Medical Devices Advisory Panel of the Food and Drug Administration ("FDA") to approve, with conditions, the device for use in the United States. The fully implantable Soundbridge family is currently in development. The Company believes that the Soundbridge technology overcomes the inherent limitations of traditional hearing devices, and represents a novel approach in the management of hearing loss.

     In September 1996, the Company initiated clinical trials of the first-generation Vibrant Soundbridge in both the United States and Europe. The Company received permission in the European Union ("EU") to affix the CE mark to the Vibrant Soundbridge in March 1998. Through a technology alliance with Siemens, the Company has developed its fourth generation Vibrant Soundbridge, based on 8-channel, digital signal processing. As of June, 2000, approximately 370 patients have been implanted with the Vibrant Soundbridge in over 70 centers in both the United States and Europe.

Results of Operations

     Revenue. Revenue was $195,000 in the three months ended June 30, 2000 compared to $35,000 in the three months ended June 30, 1999. Revenue was $413,000 in the six months ended June 30, 2000 compared to $150,000 in the six
months ended June 30, 1999.   Revenue in these periods was the result of selling
activities to distributors and direct sales in Europe and Latin America.

     Cost of goods sold. Cost of goods sold decreased to $735,000 for the three months ended June 30, 2000 from $927,000 for the three months ended June 30, 1999 and decreased to $1,758,000 for the six months ended June 30, 2000 from $1,878,000 for the six months ended June 30, 1999. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and provisions for warranty.

     Research and Development Expenses. Research and development expenses were $1.8 million in the three months ended June 30, 2000 and June 30, 1999. Research and development expenses were $3.8 million in the six months ended June 30, 2000 compared to $3.5 million in the six months ended June 30, 1999. The Company has incurred substantial costs in 2000 and 1999 on clinical trials for its Vibrant Soundbridge. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications. The
Company expects to continue to invest in research and development in the remainder of 2000 and 2001 primarily in the development of the totally implantable version of the Soundbridge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.8 million in the three months ended June 30, 2000 compared to $1.6 million in the three months ended June 30, 1999 and were $3.5 million in the six months ended June 30, 2000 compared to $3.2 million in the six months ended June 30, 1999. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. The Company expects to incur substantial increases in expenses in developing a U.S. sales and marketing organization in the remainder of 2000 and 2001.

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options grant dates. Deferred compensation expense, net of terminated employees, attributed to such options, was $155,000 during the six months ended June 30, 2000 and $278,000 during the six months ended June 30, 1999. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

     Interest Income (Expense). Interest income, net of expense, decreased to $75,000 in the three months ended June 30, 2000 from $189,000 in the three months ended June 30, 1999 and decreased to $155,000 for the six months ended June 30, 2000 from $439,000 for the six months ended June 30, 1999. The reduction in net interest income was due to the reduction in the Company's cash and short-term investment balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

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

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities, totaling $26.5 million, from equipment lease financing totaling $1.3 million, from a private placement with Siemens Audiologische Technik GmbH totaling $5.0 million and from bank borrowings totaling, net, $2.0 million. At June 30, 2000, the Company had $3.7 million in working capital, and its primary source of liquidity was $6.8 million in cash, cash equivalents and short-term investments.

     Symphonix used $7.7 million in cash for operations in the six months ended June 30, 2000, compared to $7.3 million in the six months ended June 30, 1999 primarily in funding its operating losses.

     Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $234,000 and $133,000 in the six months ended June 30, 2000 and 1999. At June 30, 2000, the Company did not have any material commitments for capital expenditures.

     The Company has a loan agreement with a bank that provides for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At June 30, 2000, the Company had borrowings of $1.8 million and an outstanding letter of credit in the amount of $195,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

     The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products if approved for marketing and other factors not within the Company's control. The Company believes that its existing capital will be sufficient to fund its operations and its capital investments through the second half of 2000. Additionally, Siemens is committed to a purchase of $5.0 million of the Company's common stock to be payable at the time of the premarket approval ("PMA") of the Company's Vibrant Soundbridge product. Commencing in June 2000, the Company expects to incur substantial expenses in developing a U.S. sales and marketing organization. To fully develop such a capability and to effectively launch its products commercially in the United States, if approved by the U.S. Food and Drug Administration ("FDA"), the Company expects that it will have to raise additional financing. There can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the effect, if any, that the adoption of SAB 101 will have on the current revenue recognition policy.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, as amended by SFAS 137. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative or hedging activities.

     In March 2000, the FASB issued Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of an employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operation of the Company.

Factors That May Affect Future Results

     History of Losses and Expectation of Future Losses. At June 30, 2000, the Company had an accumulated deficit of $57.2 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, clinical trials, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P Soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). In May 1999, the Company received authorization to affix the CE Mark to the Vibrant D Soundbridge. Although the Company has commenced selling the Vibrant P and Vibrant D Soundbridges in Europe, through June 30, 2000 the Company has not generated significant revenues from these sales. The Company received CE Mark approval for the Vibrant HF Soundbridge in July 1998. In the United States, a regulatory application for commercial use of the Company's Vibrant P and Vibrant D Soundbridges was submitted in September 1999. The Vibrant HF Soundbridge will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant P and Vibrant D Soundbridges only recently became available for sale in the EU and are not currently available for sale in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through the year 2001 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's Soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

     Limited Clinical Testing Experience. In the United States, the Company has received unanimous recommendation from the Ear, Nose, and Throat Medical Devices Advisory Panel for the FDA to approve, with conditions, the device for use in the U.S. of the Vibrant P and Vibrant D Soundbridges. The Company has also received approval of an Investigational Device Exemption ("IDE") to conduct a clinical trial of the Vibrant HF Soundbridge. The Company's totally-implantable Soundbridge, currently under development, will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

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

     Pursuant to the FDC Act, the FDA regulates the design, manufacture, distribution, preclinical and clinical study and approval of medical devices in the United States. Medical devices are classified in one of three classes (Class I, Class II or Class III) on the basis of the controls necessary to reasonably assure their safety and effectiveness. Safety and effectiveness is considered to be reasonably assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to current Quality Systems ("QS") regulations) and for Class II devices through the use of additional special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines).

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

     Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA application, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P Soundbridge, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P Soundbridge. In November 1998 the Company received FDA approval of an IDE supplement to include the Vibrant HF Soundbridge in this study. To facilitate enrollment of a greater number of subjects who receive the Vibrant HF Soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company has enrolled 8 subjects in this part of the clinical study. In March 1999 the FDA approved an IDE supplement permitting the evaluation of the Vibrant D Soundbridge. Subjects who had completed the clinical trial protocol for the Vibrant P Soundbridge were eligible for enrollment in the evaluation of the Vibrant D Soundbridge. In February 2000 the Company amended its PMA application and the FDA deemed it fileable. Data from the PMA were reviewed by the Ear, Nose, and Throat Medical Devices Advisory Panel of the FDA in July 2000, and the panel voted unanimously to recommend approval, with conditions, of the Vibrant P and Vibrant D Soundbridges for use in the U.S. There can be no assurance that the Company's clinical trial effort will progress as expected, will not be delayed or that such effort will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned.

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

     Highly Competitive Market; Risk of Competing Hearing Devices. The medical device industry is subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids. Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Starkey Laboratories Inc., Dahlberg Inc., GN ReSound Inc., Oticon, Inc., Widex Hearing Aid Co., Inc. and Phonak Inc. There can be no assurance that the Company's Soundbridges will be able to successfully compete with established hearing aid products. Although, to the Company's knowledge, none of these acoustic hearing aid manufacturers are currently developing direct drive devices, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive devices for sensorineural hearing loss. One such company, IMPLEX AG Hearing Technology, was authorized by their European Notified Body on November 15, 1999 to affix the CE mark on their totally integrated cochlear amplifier (TICA). This company has reported its intent to pursue a clinical investigation in the U.S. to support FDA regulatory requirements, but to the Company's knowledge, has not been given IDE approval to initiate those trials. A US based company, Otologics, LLC is developing a semi-implantable direct drive device for sensorineural hearing loss called the MET (middle ear transducer). This device has begun the FDA regulatory process, completing the Phase I (feasibility) study and recently initiating limited multicenter clinical trials. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

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

     Dependence upon Patents and Proprietary Technology. In the United States, the Company holds 13 issued patents and 10 pending patent applications. Additionally, the Company has 1 issued and 24 pending foreign patent applications. These patents and patent applications generally cover the invention and application of the FMT as well as the specific application of the FMT and other concepts in the field of hearing impairment. In addition, the Company has licensed, on a royalty-free basis, a United States patent covering the magnetic attachment of an external audio processor to an implanted receiver. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing or violating the proprietary rights of others.

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


     Future Capital Requirements; Uncertainty of Additional Funding. The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States, if approved for marketing, and internationally and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 shares of common stock. On February 27, 1998, the Company completed the sale of an additional 345,000 shares of common stock pursuant to the exercise by the underwriters of an over allotment option. On December 1, 1999 the Company completed a private placement of 1,000,000 common shares with Siemens Audiologische Technik GmbH. Net proceeds to the Company totaled approximately $33.4 million. Additionally, Siemens will purchase an additional $5.0 million common shares in a private placement in the event the FDA accepts the PMA of the Company's Vibrant Soundbridge product. While the Company believes that the net proceeds of the offering, together with its previously existing capital resources and projected interest income, will be sufficient to fund its operations and its capital investments through the second half of 2000, there can be no assurance that the Company will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has established a European sales and marketing organization which, as of June 30, 2000, is comprised of ten (10) sales, marketing and clinical support personnel with headquarters located in Basel, Switzerland. In December 1999, the Company established a distribution partnership with Siemens covering most of the markets in Europe. The Company believes this partnership will significantly enhance its presence, especially within the audiology community. In the United States, the Company intends to establish a direct sales force focused on both surgeons and audiologists. In other international markets, including Japan, the Company will seek to establish either a network of distributors or a strategic partner.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative

Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 2000. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk with minimal impact. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily certain European currencies. At June 30, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities and Use of Proceeds.

     None

Item 3.   Defaults upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  The Company held its Annual Meeting of Stockholders on May 18,
               2000.

          (b)  The Company's stockholders voted upon the following matters:

               (1) Election of Class II directors. All nominees were elected, with the votes indicated below:

                                                    Authority
               Name                     Votes For               Against

               Petri Vainio             9,362,935               210,442
               George Montgomery        9,342,267               231,110

               (2) Appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the 2000 fiscal year, 9,570,177 votes were cast in favor of the appointment 3,000 votes were cast against and there were 200 abstentions.

               (3) Adoption of an amendment to the Company's 1994 Stock Option Plan ("Plan") to increase the number of shares authorized to be issued under the Plan by 1,000,000 shares. 8,730,163 votes were cast in favor of the amendment, 843,014 votes were cast against, there were 200 abstentions.

               (4) Adoption of an amendment of the Company's 1997 Employee Stock Purchase Plan ("Purchase Plan") to increase the number of shares authorized to be issued under the Purchase Plan by 200,000 shares. 9,556,547 votes were cast in favor of the amendment, 16,630 votes were cast against, there were 200 abstentions.

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following exhibit is filed as part of this report:

               Exhibit No.         Exhibit Description
               -----------         -----------------------
               27.01               Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 2, 2000         SYMPHONIX DEVICES, INC.

                                   /s/ Kirk Davis
                                   -----------------------------------
                                   Kirk Davis
                                   Chairman of the Board, President and Chief
                                   Executive Officer

                                   /s/ Terence J. Griffin
                                   -----------------------------------
                                   Terence J. Griffin
                                   Vice President Finance and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer)