Form 10-Q
period 2000-09-30
SYMPHONIX DEVICES INC
filed 2000-11-14
CIK 930481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.


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

  As of September 30, 2000, 14,459,800 shares of the Registrant's Common Stock were outstanding.

                            SYMPHONIX DEVICES, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999................................................1

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999....................2

         Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2000 and 1999.............3

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999....................................4

         Notes to Condensed Consolidated Financial Statements................ 5

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................7

Item 3   Quantitative and Qualitative Disclosures About Market Risk......... 24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................24

Item 2.  Changes in Securities and Use of Proceeds...........................24

Item 3.  Defaults Upon Senior Securities.....................................24

Item 4.  Submission of Matters to a Vote of Security Holders.................25

Item 5.  Other Information...................................................25

Item 6.  Exhibits............................................................25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SYMPHONIX DEVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                September 30,      December 31,
                                                                                    2000               1999
                                                                                    ----               ----
                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $  8,109                  $  7,998
     Short-term investments                                                         -                     6,150
     Accounts receivable, net                                                     316                       117
     Inventories                                                                1,651                       662
     Prepaid expenses and other current assets                                    297                       680
                                                                             --------                  --------
          Total current assets                                                 10,373                    15,607

Property and equipment, net                                                     1,253                     1,554
Long term investments                                                               -                       695
Other assets                                                                       73                        78
                                                                             --------                  --------

          Total assets                                                       $ 11,699                  $ 17,934
                                                                             ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $    537                  $    574
     Accrued compensation                                                       1,388                     1,161
     Other accrued liabilities                                                  2,757                     2,026
     Current portion of bank borrowings                                           500                       500
     Current portion of  capital lease obligations                                 24                        90
                                                                             --------                  --------
           Total current liabilities                                            5,206                     4,351

Capital lease obligations, less current portion                                     -                         8
Deferred revenue                                                                1,190                     1,420
Bank borrowings, less current portion                                           1,125                     1,500
                                                                             --------                  --------

          Total liabilities                                                     7,521                     7,279
                                                                             --------                  --------

Stockholders' equity:
     Common stock                                                                   14                        13
     Notes receivable from stockholders                                           (421)                   (1,079)
     Deferred compensation                                                        (266)                     (740)
     Additional paid-in capital                                                 66,156                    61,346
     Accumulated other comprehensive (income) loss                                  12                       (56)
     Accumulated deficit                                                       (61,317)                  (48,829)
                                                                              --------                  --------
          Total stockholders' equity                                             4,178                    10,655
                                                                              --------                  --------

          Total liabilities and stockholders' equity                          $ 11,699                  $ 17,934
                                                                              ========                  ========

The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                   Three months ended September 30,             Nine months ended September  30,
                                                   --------------------------------             --------------------------------
                                                      2000                1999                      2000                1999
                                                     ------              -------                   ------              ------

Revenue                                              $   293             $    73                   $    706            $    224

Costs and expenses:
     Cost of goods sold                                  573                 891                      2,331               2,771
     Research and development                          1,611               1,952                      5,361               5,460
     Selling, general and administrative               2,217               1,642                      5,685               4,817
                                                     -------             -------                   --------            --------

          Operating loss                              (4,108)             (4,412)                   (12,671)            (12,824)

Interest income                                           75                 171                        329                 654
Interest expense                                         (47)                (15)                      (146)                (76)
                                                     -------             -------                   --------            --------


Net loss                                             $(4,080)            $(4,256)                  $(12,488)           $(12,246)
                                                     =======             =======                   ========            ========

Basic and diluted net loss per common share           $(0.30)             $(0.35)                    $(0.93)             $(1.00)
                                                     =======             =======                   ========            ========

Shares used in computing basic and diluted
net loss per common share                             13,475              12,338                     13,413              12,264
                                                     =======             =======                   ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                  (unaudited)



                                                                   Three  months ended                    Nine months ended
                                                                       September 30,                         September 30,
                                                             ----------------------------------   --------------------------------
                                                                        2000              1999             2000             1999
                                                                       ------            ------           -----            ------
Net loss                                                              $(4,080)          $(4,256)        $(12,488)        $(12,246)

Change in unrealized gain (loss) on short-term investments                  9                (6)              49              (36)

Translation adjustments                                                    32                16               19               17
                                                                      -------           -------         --------         --------

Comprehensive loss                                                    $(4,039)          $(4,246)        $(12,420)        $(12,265)
                                                                      =======           =======         ========         ========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                             SYMPHONIX DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                                                       Nine months ended September 30,
                                                                                 ------------------------------------------
                                                                                          2000                   1999
                                                                                        --------               --------
Cash flows from operating activities:
     Net loss                                                                           $(12,488)              $(12,246)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Amortization of deferred compensation                                              229                    417
          Stock based compensation                                                            16                      -
          Depreciation and amortization                                                      592                    585
          Changes in operating assets and liabilities:
                Accounts receivable                                                         (199)                   135
                Inventories                                                                 (989)                  (210)
                Prepaid expenses and other current assets                                    383                   (129)
                Accounts payable                                                             (37)                  (413)
                Accrued compensation                                                         227                    132
                Deferred revenue                                                            (230)                     -
                Other accrued liabilities                                                    731                    745
                                                                                        --------               --------
                      Net cash used in operating activities                              (11,765)               (10,984)
                                                                                        --------               --------

Cash flows from investing activities
     Purchases of short-term investments                                                  (3,656)                (3,150)
     Maturities of short-term & long-term investments                                     10,550                 19,112
     Purchases of property and equipment                                                    (291)                  (158)
     Change in other assets                                                                    5                     (1)
                                                                                        --------               --------
                      Net cash provided by investing activities                            6,608                 15,803
                                                                                        --------               --------

Cash flows from financing activities
     Payments on capital lease obligations                                                   (74)                  (190)
     Proceeds from bank borrowings                                                             -                  6,000
     Payments on bank borrowings                                                            (375)                (6,000)
     Proceeds from issuance of common stock                                                5,146                    115
     Payments on stockholders notes receivable                                               712                      -
     Issuance of notes receivable to stockholder                                            (160)                  (310)
                                                                                        --------               --------
                      Net cash provided by (used in) financing activities                 (5,249)                  (385)
                                                                                        --------               --------

Net increase in cash and cash equivalents                                                    (92)                 4,434
Effect of exchange rates on cash and cash equivalents                                         19                    (19)
Cash and cash equivalents, beginning of period                                             7,998                  3,401
                                                                                        --------               --------
Cash and cash equivalents, end of period                                                $  8,109               $  7,816
                                                                                        ========               ========

Supplemental disclosure of non-cash financing activities
     Reversal of unrealized deferred compensation                                       $    245               $      -
                                                                                        ========               ========
     Cancellation of note receivable to stockholder for unvested restricted             $    107               $      -
      stock                                                                             ========               ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            SYMPHONIX DEVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation:

The accompanying condensed balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000, or any future interim period.

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

                                                         Three months ended                         Nine months ended
                                             -----------------------------------------   -----------------------------------------
                                             September 30, 2000     September 30, 1999   September 30, 2000     September 30, 1999
                                             ------------------     ------------------   ------------------     ------------------

Basic and diluted:
Net loss....................................            $(4,080)               $(4,256)            $(12,488)             $(12,246)
Weighted average common shares outstanding..             13,475                 12,338               13,413                12,264
Net loss per common share...................            $ (0.30)               $ (0.35)            $  (0.93)             $  (1.00)

Antidilutive Securities:
Options to purchase common stock...........               2,066                  1,371                2,066                 1,371
Common stock subject to repurchase.........                  73                      -                   73                     -
Warrants...................................                   7                     34                    7                    34
                                            -------------------     ------------------   ------------------     -----------------
                                                          2,146                  1,405                2,146                 1,405
                                            ===================     ==================   ==================     =================

3.  Inventories:

    Inventories comprise (in thousands):

                                        September 30, 2000       December 31, 1999
                                       --------------------     -------------------

Raw materials                                $  103                     $211
Work in Progress                                948                      183
Finished goods                                  600                      268
                                             ------                     ----
                                             $1,651                     $662
                                             ======                     ====

4.     Subsequent Event:

  In November 2000, the Company completed a private equity financing in which 6,397,632 shares of common stock were sold at a price of $4.064 per share resulting in net proceeds of $25.9 million. The pro forma effects of this transaction will result in an increase in total assets to $37.6 million and an increase in total equity to 30.1 million, respectively. This increase in assets and equity is net of expenditures of $125,000.

5.     Reclassifications:

  Certain prior year financial statement items have been reclassified to conform to the current years presentation.

6.     Recent Accounting Pronouncements:

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company currently believes the current revenue policy is in compliance with SAB 101.

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

  In September 1996, the Company initiated clinical trials of the first-generation Vibrant Soundbridge in both the United States and Europe. The Company received permission in the European Union ("EU") to affix the CE mark to the Vibrant Soundbridge in March 1998. Through a technology alliance with Siemens, the Company has developed its fourth generation Vibrant Soundbridge, based on 8-channel, digital signal processing. In August 2000, the Company received notice of approval of its Premarket Approval (PMA) application for the Vibrant P and Vibrant D Soundbridge, which enables the Company to manufacture and distribute the device commercially in the United States. As of September 2000, approximately 419 patients have been implanted with the Vibrant Soundbridge in over 75 centers in both the United States and Europe.

Results of Operations

  Revenue. Revenue was $293,000 in the three months ended September 30, 2000 compared to $73,000 in the three months ended September 30, 1999. Revenue was $706,000 in the nine months ended September 30, 2000 compared to $224,000 in the
nine months ended September 30, 1999.   Revenue in these periods was the result
of selling activities to distributors and direct sales in Europe and the United States.

  Cost of goods sold. Cost of goods sold decreased to $573,000 for the three months ended September 30, 2000 from $891,000 for the three months ended September 30, 1999 and decreased to $2,331,000 for the nine months ended September 30, 2000 from $2,771,000 for the nine months ended September 30, 1999, primarily due to increased volumes. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and provisions for warranty.

  Research and Development Expenses. Research and development expenses were $1.6 million in the three months ended September 30, 2000 compared to $2.0 million in the three months ended September 30, 1999. Research and development expenses were $5.4 million in the nine months ended September 30, 2000 compared to $5.5 million in the nine months ended September 30, 1999. The Company has incurred substantial costs in 2000 and 1999 on clinical trials for its Vibrant Soundbridge. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications. The Company expects to continue to invest in research and development in the remainder of 2000 and 2001 primarily in the development of the totally implantable version of the Soundbridge.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.2 million in the three months ended September 30, 2000 compared to $1.6 million in the three months ended September 30, 1999 and were $5.7 million in the nine months ended September 30, 2000 compared to $4.8 million in the nine months ended September 30, 1999. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. The Company expects to incur substantial increases in expenses in developing a U.S. sales and marketing organization in the remainder of 2000 and 2001.

  Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options' grant dates. Deferred compensation expense, net of terminated employees, attributed to such options was $229,000 during the nine months ended September 30, 2000 and $417,000 during the nine months ended September 30, 1999. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

  Interest Income (Expense). Interest income, net of expense, decreased to $28,000 in the three months ended September 30, 2000 from $156,000 in the three months ended September 30, 1999 and decreased to $183,000 for the nine months ended September 30, 2000 from $578,000 for the nine months ended September 30, 1999. The reduction in net interest income was due to the reduction in the Company's cash and short-term investment balances. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

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

Liquidity and Capital Resources

  Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities, totaling $26.5 million, from equipment lease financing totaling $1.3 million, from a private placement with Siemens Audiologische Technik GmbH totaling $10.0 million and from bank borrowings totaling, net, $2.0 million. In November 2000, the Company completed an additional private placement of $25,9 million, net of $125,000 of expenditures. At September 30, 2000, the Company had $5.2 million in working capital, and its primary source of liquidity was $8.1 million in cash and cash equivalents.

  Symphonix used $11.8 million in cash for operations in the nine months ended September 30, 2000, compared to $11.0 million in the nine months ended September 30, 1999 primarily in funding its operating losses.

  Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $291,000 and $158,000 in the nine months ended September 30, 2000 and 1999. At September 30, 2000, the Company did not have any material commitments for capital expenditures.

  The Company has a loan agreement with a bank that provides for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At September 30, 2000, the Company had borrowings of $1.6 million and an outstanding letter of credit in the amount of $195,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

  The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products and other factors not within the Company's control. The Company believes that its existing capital including the proceeds from the November 2000 private placement will be sufficient to fund its operations and its capital expenditures through 2001. The Company expects to incur substantial expenses in developing a U.S. sales and marketing organization in order to develop and effectivity launch its products commercialy in the United States. There can be no assurance that additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company currently believes the current revenue policy is in compliance with SAB 101.

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

Factors That May Affect Future Results

  History of Losses and Expectation of Future Losses. At September 30, 2000, the Company had an accumulated deficit of $61.3 million. Since the Company's inception in 1994, substantially all of the Company's resources have been dedicated to research and development, clinical trials, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. In March 1998, the Company received the authorization to affix the CE Mark to the Vibrant and Vibrant P Soundbridges, permitting the initiation of commercial sales in the European Union ("EU"). In May 1999, the Company received authorization to affix the CE Mark to the Vibrant D Soundbridge. Although the Company has commenced selling the Vibrant P and Vibrant D Soundbridges in Europe, through September 30, 2000 the Company has not generated significant revenues from these sales. The Company received CE Mark approval for the Vibrant HF Soundbridge in July 1998. In the United States, a regulatory application for commercial use of the Company's Vibrant P and Vibrant D Soundbridges was submitted in September 1999 and approved by the U.S. Food and Drug Administration (FDA) in August 2000. The Vibrant HF Soundbridge will require additional clinical testing prior to the submission of a regulatory application for commercial use. All of the Company's other products will require additional development, and preclinical and clinical testing prior to the submission of a regulatory application for commercial use internationally and domestically. Since the Vibrant P and Vibrant D Soundbridges only recently became available for sale in the EU and in the United States, significant product revenues will not be realized for at least several years, if ever. The Company expects its operating losses to continue at least through the year 2001 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities and establishment of commercial-scale manufacturing and sales and marketing capabilities. There can be no assurance that any of the Company's Soundbridges will be successfully commercialized internationally or in the United States or that the Company will achieve significant revenues from product sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate from quarter to quarter or year to year and will depend upon numerous factors, the timing and scope of research and development efforts, the extent to which the Company's products gain market acceptance or achieve reasonable reimbursement levels, the timing of scale-up of manufacturing capabilities, the timing of expansion of sales and marketing activities and competition.

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

  Highly Competitive Market; Risk of Competing Hearing Devices. The medical device and hearing aid industries are subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids. Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Starkey Laboratories Inc., Dahlberg Inc., GN ReSound Inc., Oticon, Inc., Widex Hearing Aid Co., Inc. and Phonak Inc. There can be no assurance that the Company's Soundbridges will be able to successfully compete with established hearing aid products. Although, to the Company's knowledge, none of these acoustic hearing aid manufacturers are currently developing direct drive devices, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive devices for sensorineural hearing loss. One such company, IMPLEX AG Hearing Technology, was authorized by their European Notified Body on November 15, 1999 to affix the CE mark on their totally integrated cochlear amplifier (TICA). This company has reported approval of an IDE to pursue an initial clinical investigation in the U.S. to support FDA regulatory requirements. A U.S. based company, Otologics, LLC from Boulder, CO has developed a semi-implantable direct drive device for mild to severe sensorineural hearing loss call the MET (middle ear transducer). This device has completed Phase I of its initial device design and has recently announced enrollment in its multicenter clinical trials. Another U.S. company, SoundTec Inc. from Oklahoma City, OK has indicated completion of a Phase II multicenter clinical trial for its semi-implantable direct drive technology which still requires a "hearing aid" like device in the ear canal and is for mild to moderately-severe sensorineural hearing loss. Another U.S. company, St. Croix Medical from Minneapolis, MN has developed a fixed point piezoelectric-middle ear transducer which requires surgical removal of part of the ossicular chain in order to operate. The company reports early Phase I studies began in Europe in mid-year 2000. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

  The Company believes that the primary competitive factors in the hearing management market will be the quality of the hearing enhancement, safety, whether surgery is required, reliability, and endorsement by the surgeon. The Company believes that it will be competitive with respect to these factors. Nonetheless, because the Company's products are either under development or in the very early stages of commercialization, the relative competitive position of the Company in the future is difficult to predict.

  Lack of Sales, Marketing and Distribution Experience. The primary market for the Company's products in the United States is well defined and highly concentrated. Of the approximately 10,000 ENT surgeons in the United States, approximately 400 are specialists in otology. The Company intends to address this market with a direct sales force.

  The Company has established a European sales and marketing organization which, as of September 30, 2000, is comprised of ten (10) sales, marketing and clinical support personnel with headquarters located in Basel, Switzerland. In December 1999, the Company established a distribution partnership with Siemens covering most of the markets in Europe. In other international markets, including
Japan, the Company will seek to establish either a network of distributors or a strategic partner.

  There can be no assurance that the Company will be able to build an adequate direct sales force or marketing organization in any country, that establishing a direct sales force or marketing organization will be cost-effective or that the Company's sales and marketing efforts will be successful. In addition, the Company has entered into distribution agreements with only a limited number of international distributors. There can be no assurance that the Company will be able to maintain these agreements or enter into similar agreements with other qualified distributors on a timely basis on terms acceptable to the Company, or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate direct sales force domestically and in select international markets, and to enter into successful distribution relationships, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company's strategy is to pursue reimbursement for the Soundbridge, based on surgeon endorsement and demonstrated performance and quality of life improvement. Quality of life issues are included in the Company's clinical trial to provide data in support of this reimbursement strategy. There can be no assurance that the Company will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for the Company's products.

  Certain third-party payors are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these third-party payors may be independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. Although the Company has received FDA approval, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use the Company's products. Failure by physicians, hospitals and other potential users of the Company's products to obtain sufficient reimbursement from third-party payors for the procedures in which the Company's products are intended to be used, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Even after obtaining the necessary foreign regulatory approvals, market acceptance of the Company's products and products currently under development in international markets will depend, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company believes that in Europe, the primary source of funding for products such as the Company's products is the various government sponsored healthcare programs. Requirements for the granting of reimbursement in many countries are not clearly specified and may involve the collection of additional clinical data in support of submissions to the appropriate health care administrations. There can be no assurance that any required data would be available on a timely basis or that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the EU as well as in international markets in which such approvals are sought.

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

  The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo QS regulation compliance inspections conducted by the FDA and corresponding state agencies. The Company's facilities, procedures and practices were subjected to pre-approval QS regulation inspections and received notice of satisfactory compliance in August 2000.. The Company has been inspected by the Food and Drug Branch of the CDHS and a Device Manufacturing License has been issued to the Company. The Company will be required to comply with the QS regulation requirements in order to produce products for sale in the United States and with applicable quality system standards and directives in order to produce products for sale in the EU. Any failure of the Company to comply with the QS regulation or applicable standards and directives may result in the Company being required to take corrective actions, such as modification of its policies and procedures. Pending such corrective actions, the Company could be unable to manufacture or ship any products, which could have a material adverse effect on the Company's business, financial condition and results of operations.


  Limited Clinical Testing Experience. The U.S. FDA approved the Vibrant P and Vibrant D Soundbridges for commercial distribution in August 2000. The Company has also received approval of an Investigational Device Exemption ("IDE") to conduct a clinical trial of the Vibrant HF Soundbridge. The Company's totally-implantable Soundbridge, currently under development, will require additional development, clinical trials and regulatory approval prior to commercialization. The results from preclinical studies and early clinical trials may not be indicative of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain requisite approvals.

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

  Pursuant to the FDC Act, the FDA regulates the design, manufacture, distribution, preclinical and clinical study and approval of medical devices in the United States. Medical devices are classified in one of three classes (Class I, Class II or Class III) on the basis of the controls necessary to reasonably assure their safety and effectiveness. Safety and effectiveness is considered to be reasonably assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to current Quality Systems ("QS ") regulations) and for Class II devices through the use of additional special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines).

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

  Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA application, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. Phase I of the IDE study has been completed. Phase I was limited to two sites and five subjects and was intended to test the safety and provide preliminary evidence of the effectiveness of the device and the surgical procedure used to implant the device. In November 1997, the Company filed an IDE supplement summarizing the Phase I results, finalizing the study protocol and proposed labeling claims, providing technical information regarding the Vibrant P Soundbridge, and requested permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P Soundbridge. In November 1998 the Company received FDA approval of an IDE supplement to include the Vibrant HF Soundbridge in this study. To facilitate enrollment of a greater number of subjects who receive the Vibrant HF Soundbridge, on December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects. This IDE supplement was approved by the FDA on January 19, 1999 and the Company has enrolled 8 subjects in this part of the clinical study. In March 1999 the FDA approved an IDE supplement permitting the evaluation of the Vibrant D Soundbridge. Subjects who had completed the clinical trial protocol for the Vibrant P Soundbridge were eligible for enrollment in the evaluation of the Vibrant D Soundbridge. In February 2000 the Company amended its PMA application and the FDA deemed it fileable. Data from the PMA were reviewed by the Ear, Nose, and Throat Medical Devices Advisory Panel of the FDA in July 2000, and the panel voted unanimously to recommend approval, with conditions, of the Vibrant P and Vibrant D Soundbridges for use in the U.S. The FDA approved the Vibrant P and Vibrant D Soundbridges for commercial distribution in August 2000. There can be no assurance that the Company's future clinical trial efforts will progress as expected, will not be delayed or that such efforts will lead to the successful development of any product. No assurance can be given that any of the Company's clinical trials will continue to be allowed by the FDA or other regulatory agencies or that clinical trials will commence as planned.

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

  The Company will continue to be regulated by the FDA with regard to the reporting of adverse events related to its products and ongoing compliance with QS regulation. The Company's manufacturing facility must be registered with the FDA and the California Department of Health Services ("CDHS") and will be subject to periodic inspections by the FDA and by the CDHS. A Device Manufacturing License has been issued by the State of California and this license must be renewed annually for the Company to continue manufacture of medical devices in California.

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

  Future Capital Requirements; Uncertainty of Additional Funding. The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors, including the progress of its research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States and internationally and other factors not within the Company's control. On February 17, 1998, the Company completed an initial public offering of 2,300,000 shares of common stock. On February 27, 1998, the Company completed the sale of an additional 345,000 shares of common stock pursuant to the exercise by the underwriters of an over allotment option. On December 1, 1999 the Company completed a private placement of 1,000,000 common shares with Siemens Audiologische Technik GmbH. On September 17, 2000, the Company completed an additional private placement of 1,026,086 shares of common stock with Siemens Audiologische Technik GmbH. On November 10, 2000, the Company completed an additional private placement of 6,397,632 shares of common stock. Net proceeds to the Company from these financings totaled approximately $64.4 million. While the Company believes the net proceeds of the initial offering, along with the private placements and its previously existing capital resources and projected interest income, should be sufficient to fund its operations and its capital investments through 2001, there can be no assurance that the Company will not require additional financing prior to that time. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence upon Key Personnel. The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key scientific, technical, sales and marketing and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical, sales and marketing and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has not entered into employment agreements with any of its key personnel.

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

  Rights granted to investors. Under the terms of the Common Stock Purchase Agreement among the Company and a number of investors, dated as of September 13, 2000, pursuant to which the Company issued approximately 6.4 million shares of common stock to the investors for an aggregate purchase price of $26 million, the Company is subject to certain investors' rights. In the event the market price of the Company's common stock declines, the Company may be required to issue additional shares of common stock to the investors at no additional cost to the investors pursuant to a purchase price adjustment. The purchase price adjustment allows the investors, at any time until November 10, 2002, to calculate an adjusted per share purchase price equal to the average closing market price of our common stock as reported on the Nasdaq National Market for the 33 consecutive trading days immediately preceding the date of the adjustment. Those investors who desire to participate in this purchase price adjustment will receive additional shares of common stock equal to the difference between the number of shares which each investor could have purchased based on the adjusted per share purchase price at the investor's original investment amount and the number of shares originally purchased by the investor. Each investor may participate in a purchase price only once until November 10, 2002. A possible consequence of the investors' right to adjust their purchase price is that the investors, who as of November 10, 2000 held approximately 31% of the total number of shares of our outstanding common stock, could gain control of a majority of the voting power of the Company.

The Company is also subject restrictions on how we can conduct our business. The Company must first receive the prior written consent of J.P. Morgan Capital, L.P. and Patricof & Co. Ventures, Inc., the two largest investors, before the Company can:

  . acquire any other business or business entity in any transaction in which the total amount of consideration we pay exceeds $10 million; or

  . issue, until November 10, 2002, any securities senior to the common stock, or any common stock sold at a discount from its fair market value in a transaction in which the Company receive at least $5 million in proceeds.

  Furthermore, the Company has agreed that as long as J.P. Morgan and Patricof maintain minimum share ownership levels, the Company's board of directors will nominate one individual designated by each of J.P. Morgan and Patricof to the board of directors for each annual meeting of the stockholders, and the Company's board of directors and management will vote all shares for which they hold proxies or are otherwise entitled to vote in favor of the nominees designated by J.P. Morgan and Patricof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 2000. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk with minimal impact. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily certain European currencies. At September 30, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

        None

Item 2.  Changes in Securities and Use of Proceeds.

        None

Item 3.  Defaults upon Senior Securities.

        None

Item 4.  Submission of Matters to a Vote of Security Holders.

        None


Item 5.  Other Information.

        None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following exhibit was filed as part of this report:

          Exhibit No.    Exhibit Description
          -----------    -------------------
          10.01          Common Stock Purchase Agreement among Symphonix and
                         certain investors dated September 18, 2000.
                         * Exhibit 10.01 to the report on Form 8-K filed on
                           November 2, 2000 is hereby incorporated by reference

          27.01          Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2000        SYMPHONIX DEVICES, INC.

                                /s/ Kirk B. Davis
                                ----------------------
                                Kirk B. Davis
                                Chairman of the Board, President and Chief
                                Executive Officer

                                /s/ Terence J. Griffin
                                ----------------------
                                Terence J. Griffin
                                Vice President Finance and Chief Financial
                                Officer (Principal Financial and Accounting
                                Officer