Form 10-K405
period 2000-12-31
SYMPHONIX DEVICES INC
filed 2001-04-02
CIK 930481

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended: December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number 000-23767

                                ---------------

                            SYMPHONIX DEVICES, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                    77-0376250
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                  Identification Number)

 2331 Zanker Road, San Jose, California                     95131-1107
(address of principal executive offices)                    (zip code)

              Registrant's telephone number, including area code:
                                 (408) 232-0710

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                              Name of exchange
       Title of class                       on which registered
       --------------                       -------------------
Common Stock, $.001 par value                      NASDAQ

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $33,500,000 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   At March 16, 2001, registrant had outstanding 21,026,836 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after December 31, 2000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I..................................................................    3

    ITEM 1.  BUSINESS...................................................     3

    ITEM 2.  PROPERTIES.................................................    22

    ITEM 3.  LEGAL PROCEEDINGS..........................................    22

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    23

 PART II.................................................................   24

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................    24

    ITEM 6.  SELECTED FINANCIAL DATA....................................    25

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    26

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.......................................................    34

    ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS..........................    34

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    56

 PART III................................................................   57

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    57

    ITEM 11. EXECUTIVE COMPENSATION.....................................    58

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    58

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    58

 PART IV.................................................................   59

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K...................................................    59

 SIGNATURES..............................................................   63

                                     PART I

   This Annual Report on Form 10-K (the "Annual Report") contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), including statements that indicate what the Company "believes", "expects" and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions Part I, Item 1, "Business," and
Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors that May Affect Future Results" in this Annual Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements. The reader is strongly urged to read the information set forth under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these significant risks and uncertainties.

ITEM 1. BUSINESS

Overview

   Symphonix Devices, Inc. develops, manufactures and markets a proprietary line of semi-implantable Soundbridge(TM) hearing devices for the management of moderate to severe sensorineural hearing loss, the most common form of hearing loss that affects the majority of the 28 million people in the United States who suffer from hearing loss. We are also developing a fully-implantable Soundbridge. The Soundbridge is a middle ear implant technology designed to vibrate the small bones in the middle ear, enhancing the natural hearing process. The Vibrant Soundbridge, the family of semi-implantable devices, was approved by the U.S. Food and Drug Administration for marketing in the United States in late 2000. We hired a sales force and initiated marketing efforts in the U.S. in late 2000. The Vibrant Soundbridge is also currently being marketed in Europe by the Company's European distribution partner, Siemens Audiologische Technik GmbH. The fully implantable Soundbridge family is currently in development. We believe that the Soundbridge technology overcomes the inherent limitations of traditional hearing devices and represents a novel approach in the management of hearing loss.

   In September 1996, Symphonix initiated clinical trials of the first-generation Vibrant Soundbridge in both the United States and Europe. We received permission in the European Union (EU) to affix the CE mark to the Vibrant Soundbridge in March 1998. The company received FDA approval on its semi-implantable Soundbridge in late 2000 and in January 2001 received FDA approval to incorporate the new 8-channel, digital signal processing (DSP) technology, developed by Siemens, into the Vibrant Soundbridge. As of December 31, 2000, over 500 Soundbridges had been implanted worldwide.

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

   Sound is distinguished by frequency and intensity. The frequency of sound is perceived as pitch and is measured in cycles per second, or Hertz. The normal human ear perceives sounds in the range of 20 to 18,000 Hz, although most components of human speech are generally in the range of 400 to 4,000 Hz. A more subtle aspect of frequency is that certain letters of the alphabet are spoken at a different frequency than others. For example, certain consonants such as "m," "n" and "g" and all vowels are spoken at relatively low frequencies while other consonants and sounds such as "t," "s," "f" and "sch" are spoken at higher frequencies. Accordingly, at a given volume, certain letters may be more audible than others.

   The intensity of sound is perceived as loudness and is measured in decibels. The lowest level of intensity at which an individual perceives sound is known as the threshold of hearing. The range in decibels from a person's threshold of hearing to the level at which the person perceives sound to be uncomfortably loud is known as the dynamic range. Both the threshold of hearing and the dynamic range vary with the frequency of sound. An individual with normal hearing can comfortably hear sounds ranging in intensity from approximately 30 dB to 100 dB. When an individual's threshold of hearing is improved as a result of using a hearing instrument, the difference between the aided threshold level at a particular frequency and the unaided threshold level at that frequency is known as functional gain' and is measured in decibels.

                       [photograph of anatomy of the ear]

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

   Traditionally, statistics on hearing loss have shown seniors from 65 years of age to be the most vulnerable age group with over 30% reporting hearing loss while approximately 10% in the 40 to 65 year age group acknowledge losses. This latter figure has increased as more and more baby boomers seek help

   Experts also agree that noise-induced hearing loss is to blame for most hearing loss for 40 and 50 year olds. Many of these baby boomers acknowledge that decibel-blasting rock and roll concerts in their youth have left lasting memories as well as permanent damage to the delicate hair cells in the inner ear which conduct electro-chemical impulses to the brain where they are deciphered as sounds. The National Institute on Deafness and Communication Disorders reports that 20,000,000 Americans are exposed to hazardous noise levels in dangerously noisy environments.

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

 Hearing Aids

   Hearing aids are acoustic devices that amplify sound to increase the movement of the tympanic membrane, the ear drum, and indirectly vibrate the ossicles to overcome the decrease in sensitivity of the delicate sensory hair cells inside the cochlea. The first electrically-enhanced hearing aid was invented about a hundred years ago and consisted of a microphone, amplifier, battery and speaker. More recently, hearing aid manufacturers have increased the sophistication of sound processing, often using digital technology, to provide features such as programmability and multi-band compression, allowing different degrees of amplification at different frequencies. Hand-held programmers have also been developed to compensate for the inability of hearing aids to adequately process sound in a variety of acoustic environments. In addition, as technology has enabled greater miniaturization, less obtrusive hearing aids have become available. Although there have been continued advancements in hearing aid technology, there are still many drawbacks:

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

     Background noise. While hearing aid manufacturers continue to try and make their devices amplify speech only and not the "background noise", this continues to be a major complaint of hearing aid users.

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

 Cochlear Implants

   Cochlear implants were originally developed for people who have a profound hearing loss deafness, approximately one million people in the United States alone. The cochlear implant is inserted into the inner ear in a highly invasive and non-reversible surgery that can destroy pre-surgery, unaided hearing (residual hearing). The implant electrically stimulates the auditory nerve through an electrode array that provides audible cues to the user which are not interpreted by the brain as normal sound. Users generally require intensive and extended counseling, speech therapy, and auditory training following surgery to be able to properly interpret these cues and to achieve benefit. Best results are achieved with adults whose hearing loss develops later in life and with children. Recently, some cochlear implants have been indicated for severe hearing loss. However, cochlear implants have been controversial both because of strong resistance from portions of the deaf community and because of the potential irreversible nature of the surgery in which the cochlea is invaded and residual hearing is destroyed. Accordingly, Symphonix does not believe that cochlear implants will achieve significant market penetration beyond their initial indication of profound hearing impairment. Symphonix estimates that the worldwide market for cochlear implant devices was approximately $150 million in 1999.

The Symphonix Solution

   Symphonix has developed a proprietary semi-implantable and is developing a fully implantable Soundbridge for the management of moderate to severe hearing impairment. The Soundbridge families are based on the Company's patented core technology, the Floating Mass Transducer(TM), or FMT. The FMT is a tiny transducer that is designed to enhance hearing by precisely mimicking and amplifying the movements of the ossicles. While conventional approaches have indirectly driven the ossicles by amplifying sound in the ear canal to increase the vibrations of the tympanic membrane (ear drum), the FMT is attached directly to the ossicles and enhances the natural movement of these vibratory structures. This, in turn, enhances stimulation of the delicate sensory hair cells in the inner ear. With the Vibrant Soundbridge, the FMT receives electrical signals from an Audio Processor. The Audio Processor picks up sound from the environment and converts that sound into electrical signals which are then transmitted to an implant under the skin.

   The Vibrant Soundbridge is implanted in a one and one-half hour surgery that can be performed on an outpatient basis utilizing techniques similar to those employed in routine otologic procedures. Based on clinical results, the Soundbridge has the following advantages over hearing aids and cochlear implants:

     Does not significantly affect the patient's residual hearing. This means that the unaided hearing level after surgery is equivalent to the pre-surgery, unaided hearing level.

     Improves overall sound quality and clarity. By leaving the ear canal unobstructed and the natural resonance undisturbed, a more natural sound quality over a broader range of frequencies is obtained.

     Improves fit and comfort. No part of the Vibrant Soundbridge is inserted in the ear canal, resulting in increased comfort for users of the Vibrant Soundbridge.

     Reduces acoustic feedback. Since the Vibrant Soundbridge mechanically drives the ossicles, it reduces acoustic feedback.

     Increases functional gain. Users are able to experience greater output, or intensity, from their Soundbridge as compared to their hearing aid. As a result, their threshold level of hearing is improved.

     Improves a patient's satisfaction and perceived benefit in both everyday and challenging listening situations. Patients are more satisfied with their performance in many difficult listening environments, like those with background noise, as well as those in which they communicate directly with friends.

     Reduces maintenance issues. Since no components of the Vibrant Soundbridge are in the ear canal, the reliability problems caused by wax and moisture are eliminated.

Strategy

   Our objective is to establish the Soundbridge technology as the standard of care worldwide for the management of mild to severe hearing impairment. The key elements of our strategy are:

     Demonstrate improved functional performance and quality of life. We intend to promote the potential benefits of its products to the broad hearing-impaired population in order to reach the large number of people who are not being adequately treated for their medical disorder today. We believe that by demonstrating improvement in a patient's performance in a variety of listening environments, quality of life will increase and the Soundbridge will become a highly-differentiated approach to managing hearing impairment.

     Develop broad awareness of Soundbridge technology within the otology, audiology and hearing-impaired communities. We intend to position the Soundbridge as a technologically-advanced surgical implant that addresses an unmet clinical need, creating a new option for the hearing-impaired. As its first stage of market development, Symphonix has initially targeted otologists, a segment of the broader ENT population that specializes in ear surgery. Symphonix believes it needs a core number of otologists in large metropolitan areas setup to offer the Soundbridge in their practices in order to establish a base foundation prior to initiating marketing programs to drive patient flow. Once this initial number of otologists are set up, the company will start the next stage of its market development. This next stage will entail extending its marketing efforts over the coming year to audiologists--the health professionals who assess hearing problems and recommend hearing devices--and directly to those suffering hearing loss.

     Leverage Sympohonix's patented core technology. Symphonix intends to leverage its patented core FMT technology to develop next-generation Soundbridge devices, including the fully implantable version of the Soundbridge. We intend to dedicate significant resources to continued research and development to further develop its core technology and to expand the medical indications for this technology. To further enhance system development, Symphonix intends to continue to leverage technology developed by Siemens, particularly in the area of signal processing, in accordance with the existing technology alliance between Siemens and Symphonix.

     Protect and enhance Symphonix's proprietary position. The Company intends to continue to aggressively pursue proprietary protection for its technologies and products. The Company has 16 patents issued in the United States, 2 patents issued internationally and 5 patent families and 44 U.S. and international patents pending for a number of fundamental aspects of the FMT and related technologies.

Existing Products and Products Under Development

   Symphonix has developed a proprietary semi-implantable and is developing a totally implantable Soundbridge, utilizing our core FMT technology to manage hearing impairment. We believe that our semi-implantable Soundbridge, the Vibrant Soundbridge, will enable the Company to address a significant portion of the moderate to severe hearing impairment market currently not satisfied with traditional hearing aid devices. In addition, Symphonix is developing a totally implantable Soundbridge, which is being designed to be completely implanted under the skin with no external components.

   The semi-implantable Soundbridge family utilizes the same implant, with differences in function being provided by modifications to the external audio processor, its software and/or programming platform. Utilization of a common implant will allow a user to upgrade the audio processor if a user's hearing changes over time, or as external processing technology continues to improve.


   The following table describes the current portfolio of Soundbridges available, or under development, by Symphonix and their status:

 Soundbridge Family         Product Descriptions         Hearing Loss Addressed
 ------------------         --------------------         ----------------------
 APPROVED
 Semi-implantable    Second generation semi-               Moderate to severe
  (Vibrant           implantable hearing device with
  Soundbridge)       programmable dual channel analog
                     signal processing
                     Third generation semi-implantable     Moderate to severe
                     hearing device, with programmable
                     3 channel digital signal
                     processing

                     Fourth generation semi-               Moderate to severe
                     implantable hearing device, with
                     programmable 8 channel digital
                     signal processing, PC-based
                     programming

 IN CLINICAL TRIALS
                     Expanded inclusion criteria for       Mild to severe
                     the semi-implantable Soundbridge
                     includes people with a mild to
                     severe sensorineural hearing loss

 IN DEVELOPMENT
 Totally Implantable Designed to be completely             Mild to severe
                     implanted under the skin with no
                     external components, PC-based
                     programming

- --------
   The Vibrant Soundbridge has both external and implantable components. The external audio processor consists of (i) a microphone that picks up sound from the environment, (ii) sound processing circuitry that converts the sound to an electronic signal and modulates the signal to reduce potential noise interference from broad band electromagnetic fields and (iii) a small 1.5 volt battery that powers the device. The Audio Processor is placed on the head behind the ear and is held in place by magnetic attraction to an implanted receiver, the VORP (Vibrating Ossicular Prosthesis). The Audio Processor is small enough to be concealed by the user's hair.

                      [Photograph of Vibrant Soundbridge]

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

                    [Photograph of Floating Mass Transducer]

   The surgical procedure for the implantation of the Vibrant Soundbridge involves techniques that are similar to those employed in other common otologic procedures. The internal receiver unit is implanted behind the ear, under the skin and muscle. The conductor link connecting the receiver unit to the FMT is placed through the excavated mastoid bone. These steps are similar to those required for the surgical placement of a cochlear implant receiver. In the middle ear, the FMT is attached to the ossicles in a manner similar to the way otologists have traditionally attached ossicular prostheses for management of conductive hearing loss to date, training of the surgeons to perform the procedure has not been an issue. The procedure may be performed on an outpatient basis, and generally can be performed in about one and one-half hours. Approximately eight weeks following the surgery, an audiologist fits the Audio Processor with the appropriate sound processing settings. Symphonix's approved labeling from the FDA states that all results from the clinical trials are based on implantation in one ear. This will generally be the ear with the poorest unaided functional hearing. Based on clinical experience to-date, we believe that the surgical procedure can be reversed without damage to the patient's residual hearing.

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

   We received approval to affix the CE mark to the Vibrant P Soundbridge in March 1998 and commenced selling activities in the European Union at that time. In the United States, the Pre-market Approval was granted by the U.S Food and Drug Administration ("FDA") in August 2000. The Vibrant P Soundbridge has superseded the Company's first generation semi-implantable Soundbridge.

   The Vibrant HF Soundbridge is being developed to provide a benefit for those individuals who have a hearing loss at high frequencies, but relatively normal hearing at lower frequencies. Hearing aids are usually limited in effectiveness at higher frequencies due to acoustic feedback and acoustic receiver response limitations. With the increasing exposure to noise in modern society, it has been observed that people may experience noise-induced hearing loss from aircraft, automobiles, lawn mowers and high powered stereo equipment as well as military service and machinery within the workplace. The Vibrant HF Soundbridge will be configured through selective signal processing. This will broaden the applicability of the Vibrant Soundbridge to individuals with a mild to severe hearing loss instead of just moderate to severe.

   The Company received permission to affix the CE mark to the Vibrant HF Soundbridge in July 1998. The Company has been implanting patients with mild to severe hearing losses in Europe since that time. In the U.S. patient enrollment in the clinical trial for this extension of inclusion criteria has been completed and will be filed with the FDA in the first half of 2001.

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

   Symphonix received approval to affix the CE mark to the Vibrant D Soundbridge in May 1999 and commenced selling activities in the European Union in June 1999. In the United States, the Pre-market Approval was granted by the FDA in August 2000.

   During 1999, the Company entered into an OEM Supply and Technology Agreement with Siemens Audiologische Technik GmbH of Erlangen, Germany. In accordance with this agreement, Siemens agreed to supply to the Company with its most advanced digital signal processing (DSP) technology for use in the Company's products. Additionally, Siemens agreed to license to the Company its state-of-the-art programming platform, known as the CONNEXX(TM) programming system.

   Utilizing this new signal processing technology from Siemens, Symphonix has developed a fourth generation Audio Processor similar to the Vibrant D Soundbridge, but designed to permit an even greater degree of customization to address the specific needs of a particular user's hearing loss. This latest digital processing technology incorporates eight separate frequency channels that can be individually adjusted or adjusted in combinations of channels. At the time of fitting, the Audio Processor is connected to a programming unit that allows the audiologist to independently adjust each of the eight frequency response channels, providing more optimal tuning of the Soundbridge response to the patient's particular hearing loss. This sophisticated system, based on Siemens DSP technology, is capable of continuously analyzing sound and automatically adjusting the Soundbridge's response. This system incorporates new programming technology (CONNEXX) that will allow the audiologist to program the Audio Processor with greater flexibility and accuracy using a PC-based programmer. It is intended to provide automated algorithms for assisting the audiologist to more quickly and easily achieve the desired Soundbridge response.

   Symphonix was authorized to begin marketing the Vibrant D Audio Processor in Europe in May of 2000 and commenced selling activities in the European Union shortly thereafter. In the United States, the Pre-market Approval was granted by the FDA in January 2001.

 Totally Implantable Soundbridge Family

   Symphonix is developing versions of the Soundbridge for the management of mild to severe hearing impairment that are totally implantable with no external components. The essential function of the FMT for these products will be the same as in the semi-implantable Soundbridge products. However, all the functions currently performed by the external Audio Processor are being designed to be performed by implanted components. Symphonix believes that the totally implantable Soundbridge, if successfully developed, will be applicable especially for people who are particularly physically active or who are concerned about aesthetics.

   The totally implantable Soundbridge, the TI will be made of common, biocompatible materials and will feature Symphonix' proven FMT technology, an integrated implantable microphone, and a rechargeable battery that is designed to give patients seven to ten full days of use between charges and ten years of total battery life. Like the Vibrant Soundbridge, the TI will use Siemen's Signia digital signal processing ("DSP") chip set, which offers hearing healthcare professionals great flexibility in device programming. Our partnership with Siemens enables us to incorporate this state-of-the-art DSP technology into its products.

   Although we have commenced selling the Vibrant P and Vibrant D Soundbridges in the European Union, and very recently received PMA approval from the FDA to begin marketing in the United States, some of the Company's other products are in development, and accordingly, significant revenues from product sales will not be realized for at least several years, if ever. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained or labeling claims will be as broad as sought, that the Company's products will be capable of being produced in commercial quantities with acceptable yields at reasonable costs, or that any products, if introduced, will achieve market acceptance.

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

   In November 1997, the Company filed an IDE supplement summarizing the Phase I results, proposing the study protocol and labeling claims, providing technical information regarding the Vibrant P Soundbridge and requesting permission to proceed to the pivotal study. In December 1997, the FDA approved the multi-center (Phase III) pivotal study in 55 subjects at up to 12 sites with the second generation Vibrant P Soundbridge. In November 1998 the Company received FDA approval of an additional IDE supplement to expand the inclusion criteria to include the Vibrant HF Soundbridge in this study. As the Company had already enrolled 54 subjects in the pivotal study, the inclusion of 15 additional subjects was requested by the Company to facilitate enrollment of a greater number of subjects to receive the Vibrant HF Soundbridge. On December 22, 1998, the Company requested FDA approval of an IDE supplement to allow an additional 15 subjects which was approved by the FDA on January 19, 1999. There have been 18 subjects implanted with the Vibrant Soundbridge and fit with the Vibrant HF Audio Processor. On February 11, 1999, the Company filed an IDE supplement to study a digital Audio Processor, Vibrant D, on 54 subjects initially enrolled in the study. The FDA approved the IDE supplement on March 3, 1999 authorizing the evaluation of the Vibrant D on those Phase III subjects who had completed the required protocol under the second generation Vibrant Soundbridge. A total of 50 subjects were fit and evaluated with the Vibrant D Soundbridge. The Company received conditional approval from the FDA on September 10, 1999 for an IDE supplement which authorized the Company to enroll up to 15 additional subjects under the existing protocol for the purpose of monitoring the effects of a manufacturing change. An additional 5 subjects requested by the Company in an IDE was approved by the FDA in January 2000. A total of 30 subjects from the US and 60 from the European Union were enrolled and included in the protocol to monitor the manufacturing change. These subjects were designated as the Phase IIIa cohort. In total, there have been 94 subjects implanted in the Phase III US clinical study of the Vibrant Soundbridge. Seventy-six of these to study the Vibrant P and D Audio Processors and 18 to study the Vibrant HF.

   Of the 54 subjects initially enrolled in the pivotal study, 53 completed the five-month protocol with the Vibrant P Audio Processor. The study focused on five primary end-points: no change to residual hearing; improved functional gain; elimination of occlusion; reduction of acoustic feedback; and improved benefit and satisfaction in relation to the hearing aid as measured by self-assessment questionnaires. The results of the study supported all the study endpoints.

   Fifty of the 54 subjects enrolled in the pivotal study also completed the 6-week clinical study with the digital Audio Processor, Vibrant D. Those study endpoints included measures of functional gain, reduction of acoustic feedback and subject perceived improvement in benefit and satisfaction (compared to their pre-surgery acoustic hearing aid) as measured by self-assessment questionnaires. Data analysis indicated very favorable statistical significance for all of the study endpoints. Results in the U.S. clinical investigation are consistent with those seen in the European EN540 clinical study and the post-study commercial patients whose numbers exceed 350.

   The US clinical study of subjects implanted with the Vibrant Soundbridge and fit with the HF Audio Processor has been completed with a PMA supplement with data results expect in the first half of 2001.

   The data to support the claims for safety and effectiveness of the Vibrant Soundbridge was submitted to the Food & Drug Administration and the company received PMA approval in August 2000.

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

 Europe

   In March 1998, the Company completed a multi-center EN 540 clinical trial in Europe at seven institutions. Clinical sites were located in Germany, Italy, the Netherlands, the United Kingdom, Switzerland and France. The EN 540 protocol investigated the safety and performance of the first and second generation Vibrant Soundbridge. In the EN 540 trial, 47 subjects were implanted with the Company's Soundbridges, 19 with the first generation Vibrant Soundbridge and 28 with the second generation. The results of the EN540 trial were considered adequate by the Company's Notified Body for purposes of affixing the CE mark to the Vibrant P Soundbridge. Subsequent to the completion of the EN540 trial, the Company received authorization to affix the CE mark to the Vibrant HF and D Soundbridges. As of December 31, 2000, approximately 400 patients have been implanted with the Vibrant Soundbridge in Europe including patients implanted in the Company's EN540 trial as well as patients implanted subsequent to the completion of the EN540 trial.

Sales and Marketing

 United States

   In the United States, the primary market for Symphonix' products, the market is well-defined and easily identified. It consists of three constituents: 1) otologists, 2) audiologists and 3) those suffering from hearing loss. The first of the three constituents, otologists, are a segment of the ear, nose and throat (ENT) group of doctors who specialize in ear surgery. The company believes that there are approximately 400 otologists practicing in the U.S. The company launched its product to the U.S. otology community at the annual AAO conference in September 2000. The company has initially targeted key otologists in large metropolitan areas and worked with them to offer the Soundbridge in their practices. The company believes the response to the Soundbridge has been very favorable by the otology community both because the otologists see the benefits of the Soundbridge for those seeking an alternative to a hearing aid and because of the potential increase in patient flow to their practices. The company is working with approximately 35 otologists and expects to significantly increase the number of otologists it works with over the course of 2001 and beyond. Because the surgical procedure for implanting the Soundbridge is similar to other procedures performed by otology centers, the company has found that surgical training is minimal. Now that the company has established an initial foundation of otologists to perform the procedure and offer the Soundbridge in their practices, in 2001 it will begin to actively market to audiologists.

   The second of the three constituents, audiologists, are the health professionals who assess hearing problems and recommend hearing devices. There are approximately 7,000 professional audiologists and an additional 3,000 dispensers of hearing aids. Those who suffer from hearing loss generally seek out an audiologist for testing for the type and severity of the hearing loss they have. The audiologist generally performs an audiogram on the patient to make the assessment of hearing loss. Once the audiogram is complete and the hearing loss defined, most often, the audiologist will recommend a solution for the patient, generally an acoustic hearing aid. Once they have purchased their hearing aid, most patients will need to see their audiologists three to four times a year for ongoing maintenance issues associated with acoustic hearing aids. Additionally, given that most hearing aids have a useful life of approximately three to four years, those currently with hearing aids will return to their audiologist to purchase new hearing aids about every three to four years. The company is targeting audiologists as the key referral source for patient flow to the otologists. The company believes audiologists will be compelled to refer patients to otologists for several reasons. They will see the benefit that the Soundbridge can bring to those patients in their practice who are looking for an alternative to their hearing aid; they believe that by being one of the first practices to offer this new implantable technology, they will better differentiate their practices from their competitors; they will have an ability to attract new patients who refuse to wear hearing aids; and finally, it will bring increased revenue and profitability to their practices. The audiologist will sell the external component of the Soundbridge much like they sell an acoustic hearing aid. The audiologist will program the device and be responsible for the ongoing management of the patient after the post operative follow up with the otologist is completed. The company is initially targeting those audiologists who are highly respected and regarded, are in large metropolitan areas with large practices and are in close geographical proximity to an otologist who is offering the Soundbridge in their practice. The company expects to formally launch its product to the audiology community at the AAA conference in April 2001.

   The last of the three constituents is those who suffer from hearing loss. There are approximately 28 million people who suffer from hearing loss in the U.S. and the majority suffer from moderate to severe sensorineural hearing loss. There are just under 6 million hearing aid users in the U.S. Because the Soundbridge is a new procedure and not widely known by those who suffer with hearing loss, a forum is needed for potential patients to be made aware of its benefits. The company believes the best way to initially create awareness is through the audiologists, otologists and selective advertising. But more importantly, once a patient is interested in the Soundbridge, the company will conduct seminars, in conjunction with its otology and audiology partners, to educate potential patients about the benefits of the Soundbridge and to address any concerns they may have. The company believes that until there is significant adoption of the Soundbridge, patient seminars will be necessary to drive patient flow.

 Europe

   In December 1999, the Company established a distribution partnership with Siemens Audiologische Technik GmbH ("Siemens") covering most of the markets in Europe. As of January 1, 2001, Siemens assumed full distributorship for the European market. The company believes this partnership will significantly enhance its presence, especially within the audiology community.

   The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. The Company intends to continue to market its products to these specialists; however, with the Siemens agreement, it also plans to focus on referring physicians, audiologists, the general population of ENT physicians and potential patients in an attempt to increase the patient flow to the otology centers. There can be no assurance that the Company will be successful in its efforts to increase the number of patients who become candidates for the Company's Soundbridge or in obtaining reimbursement for its products.

 Rest of the World

   The Company is currently assessing distribution partners for the Japanese market.

Research and Development

   The Company had 26 employees engaged in research and development, including regulatory and clinical affairs, as of December 31, 2000. The Company's research and development has focused on developing its patented core FMT technology, developing its family of Vibrant Soundbridges and conducting appropriate pre-clinical and clinical testing. The Company expended approximately $7.1 million, $7.9 million and $8.3 million for the years ended December 31, 2000, 1999, and 1998, respectively, on research and development. The Company anticipates that it will continue to expend substantial resources on completion of the development and clinical testing of the totally implantable Soundbridge. In addition, the Company may devote resources to the development of additional external Audio Processor enhancements and the development of a family of products for the treatment of conductive hearing loss. Product development involves a high degree of risk and there can be no assurance that the Company's product development efforts will result in any commercially successful products.

Manufacturing

   The Company currently manufactures its products for commercial sales in the United States and Europe. The manufacture of the Company's Soundbridges is a complex operation involving a number of separate processes, components and assemblies. Each device is assembled and individually tested by the Company. The manufacturing process consists primarily of assembly of internally manufactured and purchased components and subassemblies, and certain processes are performed in an environmentally controlled area. After completion of the manufacturing and testing processes, a sub-contracted supplier sterilizes the implantable devices. The Company has no experience manufacturing its products in the volumes or with the yields that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that the Company can establish high volume manufacturing capacity or, if established, that the Company will be able to manufacture its products in high volumes with commercially acceptable yields. The Company will need to expend significant capital resources and develop manufacturing expertise to establish commercial-scale-manufacturing capabilities. The Company's inability to successfully manufacture or commercialize its Soundbridges in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities worldwide. In particular, its operations must undergo Quality System ("QS") regulation compliance inspections conducted by the FDA and corresponding state agencies as well as compliance inspections from our European notified body. The Company has been inspected by the Food and Drug Branch of the California Department of Health Services ("CDHS") and a Device Manufacturing License has been issued to the Company. The company has been FDA QS audited and certified and has also been inspected and recertified by our European notified body. The Company will be required to continually comply with the QS regulation requirements in order to produce products for sale in the United States and with applicable quality system standards and directives in order to produce products for sale in the EU. Any failure of the Company to comply with the QS regulation or applicable standards and directives may result in the Company being required to take corrective actions, such as modification of its policies and procedures. Pending such corrective actions, the Company could be unable to manufacture or ship any products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

   The medical device industry is subject to intense competition in the United States and abroad. The Company believes its products will compete primarily with the traditional approaches to managing hearing impairment, principally hearing aids. Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Starkey Laboratories Inc., Beltone Electronics Corp., Dahlberg Inc., GN ReSound Inc., Oticon, Inc., Widex Hearing Aid Co., Sonic Innovations, Inc. and Phonak Inc. There can be no assurance that the Company's Soundbridges will be able to successfully compete with established hearing aid products. Although, to the Company's knowledge, none of these acoustic hearing aid manufacturers are currently developing direct drive devices, there can be no assurance that these potential competitors will not succeed in developing technologies and products in the future that are more effective, less expensive than those being developed by the Company or that do not require surgery. The Company is aware of several university research groups and development-stage companies that have active research or development programs related to direct drive devices for sensorineural hearing loss. One such company, IMPLEX AG Hearing Technology, was authorized by their European Notified Body on November 15, 1999 to affix the CE mark on their totally integrated cochlear amplifier (TICA). This company has been granted IDE approval to initiate its initial clinical trials in the U.S. Otologics, LLC is developing a semi-implantable direct drive device for sensorineural hearing loss called the MET (middle ear transducer). This device has begun the FDA regulatory process, completing the Phase I (feasibility) study and recently initiating limited multicenter clinical trials. St. Croix, Inc. has begun clinical trials in Europe and has recently received an IDE approval to begin clinical studies on its fully implantable pizo electric device for sensorineural hearing loss. Soundtec Inc., is conducting its pivotal trial on a hybrid hearing aid/direct drive device for sensorineural hearing loss. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Certain of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, there can be no assurance that certain of the

Company's competitors will not develop technologies and products that may be more effective in managing hearing impairment than the Company's products or that render the Company's products obsolete.

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

Patents and Proprietary Technology

   The Company holds 16 U.S. and 2 international patents and have a number of pending patent applications in the United States and internationally. These patents and applications cover the Floating Mass Transducer (FMT)--the key component of the Vibrant Soundbridge, invented by Symphonix Chief Technology Officer Geoff Ball--and the surgical method for installing the system. They also cover an implantable microphone--the breakthrough technology used to produce microphones that can operate under the skin without external components.

   Additionally, the Company has 5 patent families and 44 U.S. and international patents pending for technologies capable of treating all major types of hearing loss. The Company believes these patents will enable it to commercialize a totally implantable (TI) hearing device as well as expand its technologies to treat other categories of hearing disorders. The Company expects the "TI Solution", currently under development, to open new opportunities for it to meet the needs of more active or aesthetically concerned patients. Implantation of the TI will require only a simple outpatient surgical procedure comparable to the Company's current products. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing or violating the proprietary rights of others.

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

Government Regulation

   The Company's medical products, such as the Vibrant Soundbridge, are regulated as medical devices. Accordingly, clinical trials, product development, labeling, manufacturing processes and promotional activities are subject to extensive review and rigorous regulation by government agencies in most countries in which the Company sells and will seek to sell its products.

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

   Before the Company's products can be commercialized in the United States, the Company must submit, in a PMA, extensive data on preclinical studies and clinical trials, device design, manufacturing, labeling, promotion and advertising, as well as other aspects of the product. In addition, the Company must submit clinical data gathered in trials conducted under an IDE demonstrating to the satisfaction of the FDA that the product is safe and effective for its labeling claims, and obtain marketing approval from the FDA. The FDA has reviewed the Company's PMA application for the Vibrant Soundbridge and granted marketing authorization on August 31, 2000.

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

   The Company is regulated by the FDA with regard to the reporting of adverse events related to its products, and ongoing compliance with QS regulation. The Company's manufacturing facility is registered with the FDA and the CDHS and will be subject to periodic inspections by the FDA and by the CDHS. A Device Manufacturing License has been issued by the State of California and this license must be renewed annually for the Company to continue manufacture of medical devices in California.

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

   Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the directives and received favorable determinations by the Notified Body, it is eligible to place the CE mark on its products. Manufacturers are subject to ongoing regulation under the AIMDD. The quality system will be subject to periodic audit and recertification, and serious adverse events must be reported to the authorities in the country where the incident takes place. If such incidents occur, the manufacturer may have to take remedial action, including withdrawal of the product from the EU market. The Company has undergone an inspection by its Notified Body and its quality system has been certified by the Notified Body as being in compliance with the required standards

   While no additional premarket approvals in individual EU countries are required, prior to the marketing of a device bearing the CE mark, practical complications with respect to market introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Also, as the directives do not cover reimbursement and distribution practices, differences may occur in these and other areas.

Third-Party Reimbursement

   The Company believes that the internal portion of its product will generally be purchased by hospitals and otology practices upon the recommendation of an otologic surgeon and the external portion will generally be purchased by audiologists. In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs, to reimburse all or part of the cost of the procedure in which the medical device is being used. Such third-party payors have become increasingly sensitive to cost containment in recent years and place a high degree of scrutiny on coverage and payment decisions for new technologies and procedures.

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

   The Company is pursuing reimbursement for the Soundbridge, based on surgeon endorsement and demonstrated performance and quality of life improvement. Quality of life issues were included in the Company's clinical trial to provide data in support of this reimbursement strategy. There can be no assurance that the Company will be able to demonstrate improvement in quality of life or that reimbursement will ever be available for the Company's products.

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

   Market acceptance of the Company's products and products currently under development in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company believes that in Europe, the primary source of funding for products such as the Company's products is the various government sponsored healthcare programs. Requirements for the granting of reimbursement in many countries are not clearly specified and failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the EU as well as in international markets in which such approvals are sought.

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

Employees

   At December 31, 2000, the Company had 85 employees. Of these employees, 26 were in research and development, including regulatory and clinical affairs, 23 were in manufacturing and quality assurance and 36 were in administration, sales and marketing. None of the Company's employees is covered by a collective bargaining agreement and the Company believes that it maintains good relations with its employees.

Scientific Advisory Board

   The Company established an Audiology Advisory Board consisting of three leading audiologists. This board brings an audiological perspective to clinical protocol issues, audiological testing and interpretation of results. In addition to periodic meetings of the boards, members of the boards are available on an individual basis to consult with the Company. The Company also uses it's clinical investigator surgeons as advisors and from time to time holds investigator meetings to discuss results, surgical techniques and product enhancements.

ITEM 2. PROPERTIES

   The Company's principal administrative, manufacturing and research and development facility occupies approximately 30,500 square feet in San Jose, California, pursuant to a lease that expires in December 2002.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 8, 2000, Symphonix held a special meeting of the stockholders pursuant to a notice of special meeting and definitive proxy statement mailed to the Company's stockholders and files with the Commission on or about October 16, 2000. The purpose of the special meeting was to vote on a proposed private issuance by Symphonix of up to 6,397,632 shares of its common stock to investors for an aggregate purchase price of approximately $26 million. Our proxy described the obligations and restrictions of the shares issued. Proxies representing 61.007 percent of the eligible voting shares were voted with 6,714,384 shares voting for, 318,184 shares voting against, 1,131,500 shares abstaining and no broker non-votes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the NASDAQ National Market under the symbol "SMPX". The following table sets forth, for the periods indicated, the range of the low and high sales prices for the Company's Common Stock as reported on the NASDAQ National Market.

                                                                     High   Low
                                                                     ----- -----
   Fiscal 1999:
     First Quarter ................................................. $4.38 $1.81
     Second Quarter................................................. $6.50 $1.88
     Third Quarter.................................................. $4.13 $2.13
     Fourth Quarter................................................. $4.06 $2.75
   Fiscal 2000:
     First Quarter.................................................. $6.44 $3.25
     Second Quarter................................................. $6.50 $2.88
     Third Quarter.................................................. $9.94 $3.63
     Fourth Quarter................................................. $5.25 $1.25

   As of March 16, 2001, there were approximately 4,700 holders of record of the Common Stock. On March 16, 2001, the last reported sale price on the NASDAQ National Market for the Common Stock was $1.5937.

   The Company has not declared or paid any cash dividends on its Common Stock. The Company presently intends to retain earnings, if any, for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

   On February 17, 1998, the Company completed the sale of 2,300,000 Common Shares at a per share price of $12.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-40339), which the United States Securities and Exchange Commission declared effective on February 12, 1998. The offering was underwritten by Cowen & Company and UBS Securities. On February 27, 1998 the Company completed the sale of an additional 345,000 Common Shares at a per share price of $12.00 pursuant to the exercise of the over-allotment option by the underwriters. Of the $31,740,000 in aggregate proceeds raised by the Company in connection with the February offering, (i) approximately $2,221,800 was paid to the underwriters in connection with underwriting discounts and commissions and (ii) approximately $1,120,000 was paid by the Company in connection with offering expenses, including legal, printing and filing fees. On December 1, 1999, the Company completed the sale of 1,000,000 common shares at a per share price of $5.00 to Siemens Audiologische Technik GmbH. On September 19, 2000, the Company completed the sale of 1,026,062 shares at a per share price of $4.87 to Siemens Audiologische Technik GmbH. On November 8, 2000, the Company completed a private placement of 6,397,632 shares at a per share price of $4.06. The November 2000 private placement included 12 "Accredited Investors" as defined in Rule 501 of the Securities Act. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act, based, among other things, on the sophistication and limited number of investors and offerees. From February 17, 1998 to December 31, 2000, the Company has used the remaining proceeds of these financings in the following manner:

   Use of Proceeds:
     Research & Development, including clinical trials ............ $20,300,000
     Development of sales and marketing organization .............. $ 9,200,000
     Leasehold improvements and capital expenditures .............. $ 2,000,000
     Working capital and general corporate......................... $ 3,400,000
     Cash and cash equivalents..................................... $29,500,000

   All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                         Years Ended December 31,
                                ----------------------------------------------
                                  2000      1999      1998     1997     1996
                                --------  --------  --------  -------  -------
Statement of Operations Data:
  Revenues..................... $  1,247  $    331  $    597  $   --   $   --
                                --------  --------  --------  -------  -------
  Costs and expenses:
    Cost of goods sold ........    3,094     4,078     1,663      --       --
    Research and development ..    7,119     7,848     8,322    6,401    5,399
    Selling, general and
     administrative............    8,654     5,847     5,633    2,065    1,047
                                --------  --------  --------  -------  -------
      Total costs and expenses
       ........................   18,867    17,773    15,618    8,466    6,446
                                --------  --------  --------  -------  -------
  Operating loss...............  (17,620)  (17,442)  (15,021)  (8,466)  (6,446)
  Interest income, net.........      463       763     1,375      475      337
                                --------  --------  --------  -------  -------
  Net loss..................... $(17,157) $(16,679) $(13,646) $(7,991) $(6,109)
                                ========  ========  ========  =======  =======
  Basic and diluted net loss
   per common share............ $  (1.18) $  (1.35) $  (1.24) $ (3.10) $ (2.79)
                                ========  ========  ========  =======  =======
  Shares used in computing
   basic and diluted net loss
   per common share............   14,594    12,393    10,987    2,579    2,190
                                ========  ========  ========  =======  =======

                                               December 31,
                                ----------------------------------------------
                                  2000      1999      1998     1997     1996
                                --------  --------  --------  -------  -------
Balance Sheet Data:
  Total assets ................ $ 34,030  $ 17,934  $ 28,695  $13,141  $11,951
  Working capital.............. $ 26,149  $ 11,256  $ 21,791  $ 9,554  $10,069
  Long-term debt and capital
   lease obligations........... $  1,000  $  1,508  $  2,098  $ 2,325  $   596
  Stockholders' equity......... $ 25,519  $ 10,655  $ 23,875  $ 8,463  $10,238

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes",
"anticipates" or "plans to..........'' as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under ""Business'' and ""Additional Factors That Might Affect Future Results.''

   Symphonix has developed a family of proprietary implantable Soundbridges for the management of mild to severe hearing impairment. The Company's family of Vibrant Soundbridges is based on its patented core FMT technology. Late in 2000, the Company received approval from the Food and Drug Administration ("FDA") to commercially market the product in the United States. Subsequent to FDA approval, the product was successfully launched to the otology community. Otologists are ear surgeons within the ear, nose and throat ("ENT") group of doctors. The Company is working with more than 35 otologists to establish implanting centers across the United States.

   The Company has established a United States sales and marketing organization which, as of December 31, 2000, is comprised of eighteen (18) sales, marketing and clinical support personnel. Going forward, while the Company will continue to increase the number of otologists it works with, the Company plans to initiate marketing efforts focused on audiologists--the health professionals who assess hearing problems and recommend hearing devices--and directly to those suffering hearing loss.

   The Company received the authorization to affix the CE Mark to the first generation Vibrant Soundbridge and the second generation Vibrant P Soundbridge in March 1998. Authorization to affix the CE Mark to the Vibrant HF Soundbridge and the Vibrant D Soundbridge was received in July 1998 and in May 1999, respectively. The Company began selling activities for the Vibrant P Soundbridge and for the Vibrant D Soundbridge in the European Union in March 1998 and in June 1999, respectively. In August 2000, the Company received FDA approval for its premarket approval application (PMA) for the Vibrant P and Vibrant D Soundbridges. In October 2000, Symphonix received its device license for the Vibrant Soundbridge from Health Canada.

   In December 1999, the Company established a distribution partnership with Siemens Audiologische Technik GmbH ("Siemens") covering most of the markets in Europe. As of January 1, 2001, Siemens was granted full distributorship of the European market. The Company believes this partnership will significantly enhance its presence, especially within the audiology community.

   The Company's initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. The Company intends to continue to market its products to these specialists; however, with the Siemens agreement, it also plans to focus on referring physicians, audiologists, the general population of ENT physicians and potential patients in an attempt to increase the patient flow to the otology centers. There can be no assurance that the Company will be successful in its efforts to increase the number of patients who become candidates for the Company's Soundbridge or in obtaining reimbursement for its products.

   On August 31, 2000, the FDA approved the Vibrant Soundbridge for commercial distribution in the United States for adults with a moderate to severe hearing loss. The Company has recently completed a clinical trial for adults with a mild hearing loss. The Company plans on a submission of this PMA supplement to occur in the first quarter 2001.

   Symphonix has a limited operating history. Through December 31, 2000 the Company had not generated significant revenue from product sales. The Company expects to incur substantial losses through at least 2001.

To date, the Company's principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings including investments by Siemens, an equipment lease financing and bank borrowings.

Results of Operations

   Revenues. Revenues of $1,247,000, $331,000 and $597,000 were recorded in the years ended December 31, 2000, 1999 and 1998, respectively, for sales of the Vibrant Soundbridge in North America, Europe and Latin America. Included in revenue for 2000 is $366,000, representing the amortization of $1,885,000 which was the difference between the purchase price and the fair market value of the Company's Common Stock purchased by Siemens in accordance with a Marketing and Distribution agreement. The deferred revenue is being amortized over the five year life of the agreement.

   Cost of goods sold. Costs of goods sold were $3.1 million, $4.1 million and $1.7 million in the years ended December 31, 2000, 1999 and 1998, respectively, and represents the direct cost of the products sold as well as warranty provisions and production variances.

   Research and Development Expenses. Research and development expenses were $7.1 million, $7.9 million, and $8.3 million in the years ended December 31, 2000, 1999, and 1998, respectively. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions and the preparation and filing of patent applications. Research and development expenses decreased from 1999 to 2000 in part due to the PMA approval from the FDA. The Company expects its research and development expenses to increase in 2001, primarily due to the development of the Vibrant TI Soundbridge, a totally implantable version of the Company's product.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.7 million, $5.8 million, and $5.6 million in the years ended December 31, 2000, 1999, and 1998, respectively. Selling, general and administrative expenses consist primarily of personnel, marketing, legal and consulting costs. Expenses increased from 1999 to 2000 due to the development of the U.S. marketing and selling organization in conjunction with the U.S. product launch. The Company expects its selling, general and administrative expenses to increase in 2001, primarily due to initiating marketing programs to promote awareness of the product to audiologists, a key referral source, and to those suffering from hearing loss.

   Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's Common Stock on the grant dates. Deferred compensation expense of $295,000, $517,000, and $556,000 attributed to such options was amortized during the years ended December 31, 2000, 1999, and 1998, respectively. During 2000 and 1999, the Company reversed $411,000 and $260,000, respectively, of unrecognized deferred compensation relating to employees that have terminated employment with the Company. The remaining deferred compensation will be amortized over the vesting period of the options (generally four years).

   Interest Income, net. Interest income, net was $463,000, $763,000, and $1.4 million in the years ended December 31, 2000, 1999, and 1998, respectively. The decreases from 1998 to 1999 and from 1999 to 2000 were due to the overall lower cash balance during the periods.

   Income Taxes. To date, the Company has not incurred any U.S. income tax obligations. At December 31, 2000, the Company had net operating loss carryforwards of approximately $58.0 million for federal and $28.4 million for state income tax purposes, which will expire at various dates through 2020 and 2010, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company's outstanding common stock occur. Such events could limit the future utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

   Since its inception, the Company has funded its operations and its capital expenditures from proceeds of its initial public offering completed in February 1998 totaling $28.4 million, net of issuance costs, from the private sale of equity securities totaling $62.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million, net. Included in the $62.5 million private sale of equity securities was $5.0 million to Siemens and $26.0 million in a private placement in 2000. At December 31, 2000, the Company had $26.1 million in working capital, and its primary source of liquidity was $29.5 million in cash and cash equivalents and short- and long-term investments.

   Capital expenditures, related primarily to the Company's research and development and manufacturing activities, were $608,000, $220,000, and $1.6 million in the years ended December 31, 2000, 1999, and 1998 respectively. The increased capital expenditures in 2000 from 1999 relate primarily to the purchase of test/production equipment. The expenditures in 1998 relate primarily to the Company's new facility. At December 31, 2000, the Company did not have any material commitments for capital expenditures.

   In October 1997, the Company entered into a lease agreement for a new facility for a five year term commencing January 1998. During the quarter ended March 31, 1998 the Company relocated its research and development and administrative functions to the new facility. The Company completed the relocation of its manufacturing activities to the new facility in April 1998. Through December 31, 2000, the Company has made approximately $2.5 million in capital expenditures, primarily attributable to leasehold improvements and furniture and fixtures related to the new facility.

   The Company has a loan agreement with a bank providing for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At December 31, 2000, the Company had borrowings of $1.5 million and an outstanding letter of credit in the amount of $146,708 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

   Symphonix used $15.8 million in cash for operations in 2000, which was an increase compared to 1999. The primary use of cash was to fund operating losses and increase inventories.

   The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including: the availability of third party reimbursement, the progress of the Company's research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products in the United States and internationally and other factors not within the Company's control. While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through 2001, the Company may require additional financing beyond that time and there can be no assurance that financing will be available. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to the Company, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

 We have a history of losses and negative cash flows, and we may never be profitable.

   We have incurred losses every year since we began operations in 1994. At December 31, 2000, we had an accumulated deficit of $66 million. This deficit resulted primarily from expenses we incurred from dedicating substantially all of our resources to research and development, clinical trials, establishment of a European sales and marketing organization and the initiation of sales and marketing activities in Europe. Even though Vibrant P and Vibrant D Soundbridges became available for sale in the European Union in 1998 and in the United States and Canada in 2000, we have not generated significant revenues from product sales to date. We may never realize significant product revenues. Even if we do achieve significant product revenues, we may never be profitable. We expect our operating losses to continue at least through the year 2001 as we continue to, among other things:

  . attempt to establish sales and marketing capabilities;

  . expand research and development activities;

  . conduct clinical trials in support of regulatory approvals; and

  . establish commercial-scale manufacturing capabilities.

 If our Soundbridge products do not achieve market acceptance, our business may fail.

   We have sold the semi-implantable Vibrant Soundbridge in Europe since 1998 and in the United States since 2000 and have sold only 272 units. This product has not yet achieved market acceptance and may never achieve market acceptance. Market acceptance of our current and future Soundbridge products will depend upon their acceptance by the medical community and patients as safe, effective, and cost-effective compared to other devices. Our Soundbridge products may not be preferable alternatives to existing or future products, some of which, such as the acoustic hearing aid, do not require surgery. Patient acceptance of our Soundbridge products will depend in part upon physician, audiologist and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches. Prior to undergoing surgery for the implantation of our Soundbridge, a patient may speak with a number of medical professionals, including the patient's primary care physician, an audiologist, an ear, nose and throat specialist, as well as surgeons who specialize in ear surgery. The failure by any of these medical professionals to favorably recommend our products and the surgery required to implant the Soundbridge could limit the number of potential patients who are introduced to an ear surgeon as candidates for our Soundbridge products. If our Soundbridge products do not achieve market acceptance, our business may fail.

 If we fail to successfully develop and commercialize our next generation of Vibrant Soundbridge products, we may not achieve profitability.
   Although we have offered the semi-implantable Vibrant Soundbridge for sale in Europe since 1998, we have not realized significant sales revenues to date. Our success depends on our ability to successfully commercialize an improved semi-implantable Soundbridge as well as a totally implantable Soundbridge. Our Vibrant HF and totally-implantable Soundbridge, currently under development, will require additional development, clinical trials and regulatory approval prior to commercialization. Successful completion of clinical trials for the Vibrant HF and totally-implantable Soundbridge products may never occur. Completion of clinical trials my be delayed by many factors, including research and development difficulties, slower than anticipated patient enrollment or adverse events occurring during clinical trials. Any delays in our clinical trials or any failure to obtain regulatory approval for these next generation Soundbridge products would impair our ability to achieve profitability.

 We may not be able to secure additional funding to support our substantial future capital requirements.

   We will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of our products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors not within our control, including:

  . market acceptance and demand for our products in the United States and internationally;

  . the progress of our research and development efforts and preclinical and clinical activities;

  . competing technological and market developments;

  . the time and costs involved in obtaining regulatory approvals;

  . the time and costs involved in filing, prosecuting and enforcing patent claims; and

  . the progress and cost of commercialization of products currently under development.

   We believe that the net proceeds of approximately $31.0 million from the recent private placement of securities to Siemens Audiologische Technik GmbH and other investors, together with out previously existing capital resources and projected interest income, will be sufficient to fund our operations and capital investments through 2001. However, we may require additional financing after that time. Such additional financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of some of our products, to license to third parties the rights to commercialize some products or technologies that we would otherwise seek to commercialize for ourselves, or to reduce the marketing, customer support or other resources devoted to some of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

 If we do not receive and maintain regulatory approvals for new products, we will not be able to manufacture or market new products.

   Approval from the FDA is necessary to manufacture and market medical devices in the United States. Other countries have similar requirements. Since we have not realized significant revenues from sales of our current products, we must receive and maintain regulatory approval for new products or our business will fail.

   The process that medical devices must undergo to receive necessary approval is extensive, time-consuming and costly, and there is no guarantee that regulatory authorities will approve any of our product candidates. FDA approval can be delayed, limited or not granted for many reasons, including:

  . a product candidate may not be safe or effective;

  . even if we believe data from preclinical testing and clinical trials should justify approval, FDA officials may disagree;

  . the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our contract manufacturers or raw material suppliers;

  . the FDA may change its approval policies or adopt new regulation; and

  . the FDA may approve a product candidate for indications that are narrow, which may limit our sales and marketing activities.

   The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons.

 We face intense competition in our current and potential markets and if we cannot demonstrate the superiority of our products, we may fail to achieve profitability.

   The medical device industry and the acoustic hearing aid market are subject to intense competition in the United States and abroad. We believe our products will compete primarily with hearing aids. Principal manufacturers of acoustic hearing aids include Siemens Hearing Instruments, Inc., Starkey Laboratories, Inc., Dahlberg, Inc., GN ReSound, Inc., Oticon, Inc., Widex Hearing Aid Co., Inc., Sonic Innovations, Inc. and Phonak, Inc. Our products may not be as reliable or effective as established hearing aid products. If our products are not perceived as high quality, reliable and effective alternatives to conventional hearing aids, we may not successfully compete with established hearing aid products. Our competitors may also develop technologies and products in the future that are more reliable and effective and less expensive than those being developed by us or that do not require surgery.

   Several university research groups and development-stage companies have active research or development programs related to direct drive devices for sensorineural hearing loss. One such company, IMPLEX AG Hearing Technology, was authorized by its European reviewing body on November 15, 1999 to affix the CE Mark on its totally integrated cochlear amplifier. IMPLEX has reported its intent to pursue a clinical investigation in the United States to support FDA regulatory requirements. Otologics, LLC is developing a semi-implantable direct drive device for sensorineural hearing loss called the middle ear transducer. This device has begun the FDA regulatory process and initiated multicenter clinical trials. The Company believes St. Croix has begun clinical trials in Europe and has recently received an IDE approval to begin clinical studies on its fully implantable pizo electric device for sensorineural hearing loss. Soundtec, Inc. is doing clinical trials in the United States on a hybrid implantable/ear canal based hearing aid. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than we have. If we fail to compete effectively with any or all of these companies and products, we will not achieve profitability.

 Our lack of sales, marketing and distribution experience could delay and increase the costs of introducing our Soundbridge products into those markets where we have received regulatory approvals.

   In the United States, a direct sales force is concentrating our product marketing efforts on approximately 400 specialists in ear surgery and a targeted group of professional audiologists. In Europe, our sales and marketing effort is conducted through a distribution partnership with Siemens. In other international markets, including Japan, we intend to establish either a network of distributors or a strategic partner.

   We may fail to build a direct sales force or marketing organization that is cost effective or successful in one or more countries. In addition, we have entered into distribution agreements with only a limited number of international distributors. There can be no assurance that we will be able to enter into similar agreements with other qualified distributors on a timely basis on terms acceptable to us, or at all, or that such distributors will develop adequate resources to selling our products. If we fail to establish an adequate direct sales force domestically and in select international markets, and to enter into successful distribution relationships, we will have difficulty selling our products and our business may fail.

 Since third-party reimbursement is not currently available for procedures using our Soundbridge products, our products may not achieve market acceptance.

   In the United States and abroad, patients generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement, to pay health care expenses, including reimbursement of all or part of the cost of the procedure in which our medical device is being used. These third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of procedures involving new devices. Currently, no third party-payors will pay for procedures using our products, and patients must bear the total cost of the procedures themselves. If third-party payors do not establish adequate levels of reimbursement for procedures using our products, we may not achieve market acceptance.

 We have limited manufacturing experience, and may be unable to expand our manufacturing capabilities sufficiently, which could limit our ability to develop and deliver sufficient quantities of products in a timely manner.

   We currently manufacture our products in small quantities for laboratory testing, for clinical trials and for limited commercial sales. The manufacture of our Soundbridge products is a complex operation involving a number of separate processes, components and assemblies. We have no experience manufacturing our products in the volumes or with the yields that will be necessary for us to achieve significant commercial sales, and there can be no assurance that we can establish high volume manufacturing capacity or, if established, that we will be able to manufacture our products in high volumes with commercially acceptable yields. We will need to expend significant capital resources and develop manufacturing expertise to establish commercial-scale manufacturing capabilities. Our inability to successfully manufacture or commercialize our Soundbridge products in a timely manner may harm our competitive position and market success.

 If Siemens does not perform its duties under our agreements, our ability to commercialize our products may be impaired.

   We have entered into a collaboration with Siemens Audiologische Technik GmbH. As a result of our agreements, we depend on Siemens to market and distribute our products in Europe. We also depend on Siemens to provide integrated circuits and software for use in our Soundbridge products. Any breach or termination by Siemens of our agreements could delay or stop the international commercialization of our products.

 We rely on several sole source or limited source suppliers, and our production will be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available.

   A number of components and sub-assemblies, such as silicone, signal processing electronics implant packaging, as well as sterilization services are provided by single source suppliers. Furthermore, the key analog and digital signal processing microcircuits of the Vibrant P, Vibrant D and Vibrant HF Soundbridges are provided by sole source suppliers. None of our suppliers is contractually obligated to continue to supply us nor are we contractually obligated to buy from a particular supplier. For some of these components and sub-assemblies, there are relatively few alternative sources of supply, and we cannot quickly establish additional or replacement suppliers for such components and sub-assemblies. In addition, additional approvals will be required form the FDA before we can significantly modify our manufacturing processes or change the supplier of a critical component. Because of the long lead time for some components and subassemblies that are currently available from a single source, a supplier's inability or failure to supply such components or subassemblies in a timely manner or our decision to change suppliers could have a material adverse effect on our business, financial condition and results of operation.

 If we are unable to protect our intellectual property, our competitors could develop and market products with similar features that may reduce demand for our products.

   Our success depends in part on our ability to protect our issued and pending patents, trade secrets and other intellectual property. The strength of this protection is uncertain. Our competitors could challenge, invalidate or circumvent our issued patents as well as any future patents. Even if upheld, our issued patents may not exclude competitors or otherwise provide competitive advantages to us.

   In addition, a competitor may obtain patents that will interfere with our ability to make, use or sell our products either in the United States or in international markets. There may be pending applications, which if issued, might provide proprietary rights to third parties relating to products or processes used or proposed to be used by us. We may be required to obtain licenses to patents or proprietary rights of others. Further, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to us, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. We may not have the financial resources to defend our patents from infringement or claims of invalidity.

   We also rely upon trade secrets and other unpatented proprietary technology. Our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our proprietary technology. Our policy is to require each of our employees, consultants, investigators and advisors to execute a confidentiality agreement upon commencement of an employment or consulting relationship with us. However, these agreements may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.

   Title 35, Section 287 of the United States Code limits the enforcement of patents relating to the performance of surgical or medical procedures on a body. This law precludes medical practitioners and health care entities, which practice these procedures, from being sued for patent infringement. Therefore, depending upon how these limitations are interpreted by the courts, they could have a material adverse effect on our ability to enforce any of our proprietary methods or procedures deemed to be surgical or medical procedures on a body. In some countries other than the United States, patent coverage relating to the performance of surgical or medical procedures is not available. Therefore, patent coverage in such countries will be limited to the Floating Mass Transducer, the patented core direct drive technology upon which all of our Soundbridge products are based, or to narrower aspects of the Floating Mass Transducer.

   The medical device industry in general has been characterized by substantial litigation. Litigation regarding patent and other intellectual property rights, whether with our without merit, could be time-consuming and expensive to respond to and could distract our technical and management personnel. We may become involved in litigation to defend against claims of infringement, to enforce patents issued to us or to protect our trade secrets. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that we would be successful in any attempt to redesign our products or processes to avoid such infringement or in obtaining licenses on terms acceptable to us, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure by us to redesign our products or processes or to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations. Although we have not been involved in any litigation to date, in the future, costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

 If we cannot retain or hire key personnel, our business will suffer.

   Our future success depends in significant part upon the continued service of key scientific, technical, sales and marketing, and management personnel. Competition for such personnel is intense. There can be no assurance that we can retain our key scientific, technical, sales and marketing and managerial personnel or that we can attract, assimilate or retain other highly qualified scientific, technical, sales and marketing, and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel could impair our ability to commercialize our Vibrant Soundbridge products and develop future products.

 Complications may result from the use of our Soundbridge products, and insurance may be insufficient or unavailable to cover potentially significant product liability expenses if we are sued.

   Our business involves the inherent risk of product liability claims. We maintain limited product liability insurance at coverage levels which we believe to be commercially reasonable and adequate given our current operations. However, this insurance may not be available in the future on commercially reasonable terms, or at all. Even if it is available, it may not be adequate to cover liabilities that may arise. If we are sued for an injury caused by our products, the resulting liability could result in significant expense, which could harm our business and financial condition.

 Our international sales and operation expose us to foreign currency and political risks.

   We desire to continue to expand our operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject us further to the risks of operating internationally. These risks include:

  . unexpected changes in regulatory requirements;

  . delays resulting from difficulty in obtaining export licenses for certain technology;

  . tariffs and other barriers and restrictions;

  . the burdens of complying with a variety of foreign laws and regulations;
    and

  . difficulty in staffing and managing international operations.

 We are also subject to general political and economic risks in connection with our international operations, such as political instability, changes in diplomatic and trade relationships and general economic fluctuations in specific countries or markets.

   We cannot predict whether quotas, duties, taxes, or other charges or restrictions will be imposed by the United States, the European Union, Japan, or other countries upon the import or export of our products in the future, or what effect any such actions would have on our business, financial condition or results of operations. There can be no assurance that regulatory, geopolitical and other factors will not adversely affect our business in the future or require us to modify our current business practices.

   In addition, because most of our international sales, and a large portion of the associated expenses, are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. Further, fluctuations in currency exchange rates may negatively impact our ability to compete in terms of price against products denominated in local currencies. To date, we have not found it appropriate to hedge the risks associated with fluctuations in exchange rates. However, even if we undertake such transactions in the future, they may fail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 2000. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk but due to the minimal amount of debt, this risk is insignificant. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. At December 31, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements as of December 31, 2000 and 1999 and for the each of the three years in the period ended December 31, 2000, together with the related notes and the reports of KPMG LLP and PricewaterhouseCoopers LLP, independent accountants, are included on the following pages.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Symphonix Devices, Inc.

   We have audited the accompanying consolidated balance sheet of Symphonix Devices, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, comprehensive loss, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 59 of the accompanying Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symphonix Devices, Inc. and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
February 14, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Symphonix Devices, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 59, present fairly, in all material respects, the financial position of Symphonix Devices, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 59, represent fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements and financial statement schedule of Symphonix Devices, Inc. and its subsidiaries for any period subsequent to December 31, 1999.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
January 26, 2000

                            SYMPHONIX DEVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS

Current assets:
  Cash and cash equivalents................................ $ 29,535  $  7,998
  Short-term investments ..................................      --      6,150
  Accounts receivable, net of allowance for doubtful
   accounts of $7 in 2000 and $55 in 1999 .................      356       117
  Inventories..............................................    2,034       662
  Prepaid expenses and other current assets ...............      634       680
                                                            --------  --------
      Total current assets.................................   32,559    15,607
Property and equipment, net................................    1,396     1,554
Long term investments......................................      --        695
Other assets...............................................       75        78
                                                            --------  --------
      Total assets......................................... $ 34,030  $ 17,934
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................ $    834  $    574
  Accrued compensation.....................................    1,304     1,161
  Other accrued liabilities................................    3,772     2,026
  Current portion of capital lease obligation..............      --         90
  Current portion of bank borrowing........................      500       500
                                                            --------  --------
      Total current liabilities............................    6,410     4,351
Capital lease obligation, less current portion.............      --          8
Deferred revenue...........................................    1,101     1,420
Bank borrowings, less current portion......................    1,000     1,500
                                                            --------  --------
      Total liabilities....................................    8,511     7,279
                                                            --------  --------

Commitments

Stockholders' equity:
  Convertible preferred stock, $.001 par value:
    Authorized: 5,000,000 shares
    Issued and outstanding: no shares in 2000 and 1999.....      --        --
  Common stock, $.001 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: 20,912,000 shares in 2000 and
     13,443,000 shares in 1999.............................       21        13
Notes receivable from stockholders.........................     (421)   (1,079)
Deferred compensation......................................      (34)     (740)
Additional paid-in capital.................................   91,885    61,346
Accumulated other comprehensive income (loss) . ...........       54       (56)
Accumulated deficit........................................  (65,986)  (48,829)
                                                            --------  --------
      Total stockholders' equity...........................   25,519    10,655
                                                            --------  --------
      Total liabilities and stockholders' equity........... $ 34,030  $ 17,934
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SYMPHONIX DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues......................................... $  1,247  $    331  $    597
                                                  --------  --------  --------
Costs and expenses:
  Costs of goods sold............................    3,094     4,078     1,663
  Research and development.......................    7,119     7,848     8,322
  Selling, general and administrative............    8,654     5,847     5,633
                                                  --------  --------  --------
    Total costs and expenses.....................   18,867    17,773    15,618
                                                  --------  --------  --------
    Operating loss...............................  (17,620)  (17,442)  (15,021)
Interest income..................................      652       821     1,486
Interest expense.................................     (189)      (58)     (111)
                                                  --------  --------  --------
    Net loss..................................... $(17,157) $(16,679) $(13,646)
                                                  ========  ========  ========
    Basic and diluted net loss per common share.. $  (1.18) $  (1.35) $  (1.24)
    Shares used in computing basic and diluted
     net loss per common share...................   14,594    12,393    10,987


  The accompanying notes are an integral part of these consolidated financial statements.

                            SYMPHONIX DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(17,157) $(16,679) $(13,646)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization of deferred compensation........      295       517       556
    Stock based compensation.....................       40
    Depreciation and amortization................      766       766       682
    Changes in operating assets and liabilities:
      Accounts receivable........................     (239)      111      (228)
      Inventories................................   (1,372)       99      (761)
      Prepaid expenses and other current assets..       46        13       240
      Accounts payable...........................      260      (110)      318
      Accrued compensation.......................      143       101       172
      Deferred revenue...........................     (319)    1,420       --
      Other accrued liabilities..................    1,746     1,275       (27)
                                                  --------  --------  --------
        Net cash used in operating activities....  (15,791)  (12,487)  (12,694)
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of short-term investments............   (3,656)   (4,650)  (37,086)
  Maturities of short-term and long-term
   investments...................................   10,550    19,248    21,704
  Purchases of property and equipment............     (608)     (220)   (1,625)
  Change in other assets.........................        3       --         (2)
                                                  --------  --------  --------
        Net cash provided by (used in) investing
         activities..............................    6,289    14,378   (17,009)
                                                  --------  --------  --------
Cash flows from financing activities:
  Payments on capital lease obligations..........      (98)     (227)     (322)
  Payments from bank borrowings..................     (500)      --        --
  Proceeds from issuance of common stock, net of
   issuance costs................................   31,025     3,342    28,514
  Notes receivable from stockholders.............     (160)     (370)      --
  Payments received on notes receivable from
   stockholders..................................      711       --         15
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................   30,978     2,745    28,207
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   21,476     4,636    (1,496)
Effect of exchange rates on cash and cash
 equivalents.....................................       61       (39)      (11)
Cash and cash equivalents, beginning of year.....    7,998     3,401     4,908
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $ 29,535  $  7,998  $  3,401
                                                  ========  ========  ========
Supplemental disclosure of cash flow information
 and non-cash activities
  Cash paid for interest......................... $    189  $     58  $    111
                                                  ========  ========  ========
  Common stock issued in exchange for promissory
   note.......................................... $    --   $    225  $    --
                                                  ========  ========  ========
  Reversal of unrealized deferred compensation... $    411  $    --   $    --
                                                  ========  ========  ========
  Cancellation of notes receivable to
   stockholders for unvested restricted stock.... $    107  $    --   $    --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SYMPHONIX DEVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the three years ended December 31, 2000
                     (in thousands, except per share data)

                      Preferred                     Notes
                        Stock      Common Stock   Receivable                                                      Total
                    -------------- -------------     from       Deferred   Paid-In  Comprehensive Accumulated Stockholders'
                    Shares  Amount Shares Amount Stockholders Compensation Capital  Income (Loss)   Deficit      Equity
                    ------  ------ ------ ------ ------------ ------------ -------  ------------- ----------- -------------
Balances, December
31, 1997..........   9,195     9    2,785    3        (499)      (2,073)   29,526         --        (18,504)       8,462
  Common stock
  issued in
  connection with
  the Company's
  initial public
  offering, net of
  issuance costs..                  2,645    2                             28,397                                 28,399
  Conversion of
  preferred stock
  to common stock
  upon the closing
  of the Company's
  initial public
  offering........  (9,195)  (9)    6,682    7                                  2                                    --
  Common stock
  issued in
  connection with
  stock option
  exercises.......                     65                                      40                                     40
  Common stock
  issued pursuant
  to the Company's
  Stock Purchase
  Plan............                     24                                      75                                     75
  Payment of
  promissory note
  ................                                      15                                                            15
  Amortization of
  deferred
  compensation....                                                  556                                              556
  Change in
  unrealized
  losses on short-
  term investments
  ................                                                                       (15)                        (15)
  Translation
  adjustments.....                                                                       (11)                        (11)
  Net loss........                                                                                  (13,646)     (13,646)
                    ------   ---   ------  ---     -------       ------    ------       ----       --------     --------
Balances, December
31, 1998..........     --     --   12,201   12        (484)      (1,517)   58,040        (26)       (32,150)      23,875
  Private
  placement, net
  of issuance
  costs...........                  1,000    1                              3,159                                  3,160
  Note receivable
  issued to
  stockholder.....                                    (370)                                                         (370)
  Common stock
  issued in
  connection with
  stock option
  exercises.......                     62                                      52                                     52
  Common stock
  issued pursuant
  to the Company's
  Stock Purchase
  Plan............                     80                                     130                                    130
  Common stock
  issued in
  connection with
  stock option
  exercises for
  notes
  receivable......                    100             (225)                   225                                    --
  Deferred
  compensation and
  related
  amortization....                                                  777      (260)                                   517
  Change in
  unrealized
  losses on
  investments.....                                                                         9                           9
  Translation
  adjustments.....                                                                       (39)                        (39)
  Net loss........                                                                                  (16,679)     (16,679)
                    ------   ---   ------  ---     -------       ------    ------       ----       --------     --------
Balances, December
31, 1999..........     --     --   13,443   13      (1,079)        (740)   61,346        (56)       (48,829)      10,655

                                                                     (continued)

                            SYMPHONIX DEVICES, INC.

                  For the three years ended December 31, 2000
                     (in thousands, except per share data)

                      Preferred                     Notes
                        Stock     Common Stock    Receivable                                                      Total
                    ------------- --------------     from       Deferred   Paid-In  Comprehensive Accumulated Stockholders'
                    Shares Amount Shares  Amount Stockholders Compensation Capital  Income (Loss)   Deficit      Equity
                    ------ ------ ------  ------ ------------ ------------ -------  ------------- ----------- -------------
Balances, December
 31, 1999.........   --       --  13,443    13      (1,079)       (740)     61,346       (56)       (48,829)      10,655
  Note receivable
   issued to
   stockholder....                                    (160)                                                         (160)
  Payment on and
   forfeiture of
   stockholder
   notes
   receivable.....                  (134)              818                    (107)                                  711
  Cancellations of
   stock options..                                                 411        (411)                                  --
  Amortization of
   deferred
   compensation...                                                 295                                               295
  Stock based
   compensation...                                                              40                                    40
  Common stock
   issued in
   connection with
   warrant
   exercises......                    18                                                                             --
  Common stock
   issued in
   connection with
   stock option
   exercises......                    77                                       145                                   145
  Common stock
   issued pursuant
   to Company's
   stock purchase
   plan...........                    84                                       158                                   158
  Private
   placement, net
   of issuance
   costs..........                 7,424     8                              30,714                                30,722
  Change in
   unrealized
   losses on
   investments....                                                                        49                          49
  Translation
   adjustments....                                                                        61                          61
  Net loss........                                                                                  (17,157)     (17,157)
                     ---    ----  ------   ---     -------       -----     -------      ----       --------     --------
Balance at
 December 31,
 2000.............   --     $ --  20,912   $21     $  (421)      $ (34)    $91,885      $ 54       $(65,986)    $ 25,519
                     ===    ====  ======   ===     =======       =====     =======      ====       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SYMPHONIX DEVICES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Net loss........................................ $(17,157) $(16,679) $(13,646)
Change in unrealized gain (loss) on short-term
 investments....................................       49         9       (15)
Translation adjustments.........................       61       (39)      (11)
                                                 --------  --------  --------
Comprehensive loss.............................. $(17,047) $(16,709) $(13,672)
                                                 ========  ========  ========




  The accompanying notes are an integral part of these consolidated financial statements.

                            SYMPHONIX DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company:

   Symphonix Devices, Inc. (the "Company") was incorporated on May 17, 1994 to develop and manufacture implantable and semi-implantable hearing devices. The Company sells products in North America and Europe through its direct sales force and distributors.

   The Company's commercial operations commenced during 1998. The Company has sustained operating losses and expects such losses to continue at least through 2001. The Company will finance its operations primarily through its cash, cash equivalents and short-term investments, together with existing credit facilities and future revenues. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may attempt to sell additional shares of its common or preferred stock through private placement or further public offerings.

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

 Investments:

   All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of other comprehensive income (loss). Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. All investments with maturity dates greater than 365 days are classified as long term.

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

 Research and Development:

   Research and development costs are charged to operations as incurred. Legal expenses relating to patent costs are expensed as incurred.

 Concentration of Credit Risk and Other Risks and Uncertainties:

   The Company's cash and cash equivalents are primarily maintained at two financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

   The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. Historically the Company has not experienced significant losses related to individual customers. At December 31, 2000, one customer accounted for approximately 65.4% of accounts receivable. At December 31, 1999, two customers accounted for approximately 30.5% and 21.7% of accounts receivable, respectively.

   The Company's products require approvals from the FDA and international regulatory agencies prior to commercial sales. During 2000, the Company received approvals to market its Vibrant Soundbridge in the United States. There can be no assurance that the Company's products will receive additional required approvals. If the Company is denied such approvals or if such approvals are delayed, it would have a materially adverse impact on the Company.

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

 Use of Estimates:

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Foreign Currency Translation:

   The Company's international subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of other comprehensive gain (loss). Foreign currency transaction gains and losses are included in results of operations and have been immaterial for all periods presented.

 Computation of Earnings per Share:

   Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive. The

                            SYMPHONIX DEVICES, INC.

following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is anti-dilutive (in thousands):

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Basic and diluted:
     Net loss...................................  $(17,157) $(16,679) $(13,646)
     Weighted average common shares
      outstanding...............................    14,594    12,393    10,987
     Net loss per common share..................  $  (1.18) $  (1.35) $  (1.24)
   Anti-dilutive securities:
     Options to purchase common stock...........     2,915     1,704       660
     Common stock subject to repurchase.........        67        92       --
     Warrants...................................         7        34        34
                                                  --------  --------  --------
                                                     2,989     1,830       694
                                                  ========  ========  ========

 Revenue Recognition:

   The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from product sales is recognized upon shipment of product against a valid purchase order provided no significant obligations remain and collection of the receivables are deemed probable. Upon shipment, the Company provides for estimated product returns and estimated costs that may be incurred for product warranties. Included in revenue for 2000 is $366,000, representing the amortization of $1,885,000 which represents the difference between the purchase price and the fair market value of the Company's common stock purchased by Siemens in accordance with the marketing and distribution agreement. Amounts received prior to completion of the earnings process are recorded as deferred revenue and recognized on a straight line basis over the life of the agreement.

 Inventories:

   Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating lower of cost or market.

 Reclassifications:

   Certain amounts in the prior year's financial statements have been reclassified to conform to the 2000 presentation. These reclassifications did not change previously reported net loss, total assets or stockholders' equity.

 Recent Accounting Pronouncement:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, as amended by SFAS 137 and SFAS 138. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at

                            SYMPHONIX DEVICES, INC.

fair value. To date, the Company has not engaged in derivative and hedging activities. The Company will implement SFAS 133 effective January 1, 2001 and does not believe it will have an impact on reported results.

3. Balance Sheet Detail:

 Investments:

   As of December 31, 2000, there were no available-for-sales securities.

   As of December 31, 1999, available-for-sale securities consisted of the following (in thousands):

                                      December 31, 1999
                                ------------------------------
                                          Unrealized Estimated
                                Amortized    Gain      Fair
                                  Cost     (losses)    Value   Maturity Dates
                                --------- ---------- --------- ---------------
   Certificate of deposit......  $1,500      $ --     $1,500       01/2000
   Commercial paper............   4,650        --      4,650   01/2000-02/2000
   U.S. Government agencies,
    long term..................     701        (6)       695       11/2001
                                 ------      ----     ------
                                 $6,851      $ (6)    $6,845
                                 ======      ====     ======

   There were no realized gains or losses recognized on the disposal of available-for-sale securities in 2000 and 1999.

 Inventories:

   Inventories are comprised of the following (in thousands):

                                                                      December
                                                                         31,
                                                                     -----------
                                                                      2000  1999
                                                                     ------ ----
   Raw materials.................................................... $  253 $211
   Work-in-process..................................................  1,097  183
   Finished goods...................................................    684  268
                                                                     ------ ----
                                                                     $2,034 $662
                                                                     ====== ====

 Property and Equipment:

   Property and equipment include amounts for assets acquired under capital leases of $0 and $511,000 at December 31, 2000 and 1999, respectively. Accumulated amortization related to these assets amounted to $420,000 at December 31, 1999.

                            SYMPHONIX DEVICES, INC.

   Property and equipment consist of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Furniture and fixtures....................................... $  452  $  465
   Machinery and equipment......................................  2,735   2,156
   Leasehold improvements ......................................  1,140   1,127
   Software.....................................................    214     185
                                                                 ------  ------
                                                                  4,541   3,933
   Less accumulated depreciation and amortization............... (3,145) (2,379)
                                                                 ------  ------
                                                                 $1,396  $1,554
                                                                 ======  ======

 Accrued Liabilities:

   Accrued liabilities comprise (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Professional fees............................................. $  679 $  205
   Clinical trials...............................................    588    711
   Deferred revenue..............................................    377    363
   Warranty......................................................  1,119    248
   Restructuring (Note 9)........................................    509    --
   Other.........................................................    500    499
                                                                  ------ ------
                                                                  $3,772 $2,026
                                                                  ====== ======

4. Bank Borrowings

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

   At December 31, 2000, the Company had borrowings of $1,500,000 and an outstanding letter of credit in the amount of $146,208 under the Loan Agreement.

   Future payments of principal under the Loan Agreement are as follows (in thousands):

   2001.................................................................. $  500
   2002..................................................................    500
   2003..................................................................    500
                                                                          ------
                                                                          $1,500
                                                                          ======

                            SYMPHONIX DEVICES, INC.

5. Commitments:

   The Company rents its primary facilities under an operating lease that expires in December 2002. Under the terms of the lease, the Company is responsible for certain taxes, insurance and maintenance expenses.

   Future minimum rental payments under all operating leases as of December 31, 2000 are as follows (in thousands):

   2001.................................................................. $  635
   2002..................................................................    666
                                                                          ------
                                                                          $1,301
                                                                          ======

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was $674,000, $654,000 and $750,000, respectively.

6. Stockholders' Equity:

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

   In connection with the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation which converted the existing convertible preferred stock and changed the number of authorized shares of preferred stock to 5,000,000 shares, $0.001 par value, and increased the shares of common stock authorized to 50,000,000 shares.

 Re-incorporation in Delaware

   In January 1998, the Company reincorporated in Delaware. Under the re-incorporation, each class and series of shares of the predecessor company were exchanged for one share of identical class and series of stock of the Delaware successor company having a par value of $0.001 per share for both common stock and preferred stock. The accompanying consolidated financial statements have been adjusted retroactively to give effect to the re-incorporation.

 Reverse Stock Split:

   Share and per share data presented reflect a one-for-1.376 reverse stock split of the Company's common stock and a corresponding change in the preferred stock conversion ratios effective in February 1998. All common stock and per share amounts in these financial statements have been adjusted retroactively to give effect to the split.

 Private Placement:

   In November 1999, the Company consummated a $5,000,000 private placement of 1,000,000 shares of the Company's common stock to Siemens at a purchase price of $5.00 per share in connection with a Marketing and Distribution Agreement. In September 2000, the Company consummated a $5,000,000 private sale of

                            SYMPHONIX DEVICES, INC.

1,026,062 shares of the Company's common stock to Siemens at a purchase price of $4.87 per share in connection with a Marketing and Distribution Agreement. The number of shares and purchase price were determined by dividing $5,000,000 by the average of the closing sales prices of the Company's common stock as reported by the NASDAQ National Market for the forty (40) trading days immediately preceding the public announcement of the FDA grant of premarket approval of the Company's Vibrant P and Vibrant D Soundbridges. In conjunction with this agreement and in the event of a change in control, the Company has the right to terminate the agreement by paying a) $1.0 million or 2 times Siemen's prior 12 months revenue of the Company's products if terminated during the first or second year of the contract, b) $1.0 million or 1.5 times Siemen's revenue of the Company's products if terminated during the third year of the contract, or c) $2.0 million or 1 times Siemen's revenue of the Company's products if terminated during the fourth or fifth year of the contract.

   In November 2000, the Company consummated a $26 million private placement through a transaction led by Patricof & Co. Ventures, Inc. ("Patricof") and J.P. Morgan Capital, LP ("J.P. Morgan"). The shares of common stock issued in the financing were priced at $4.064 per share, which was determined as 80% of the average of the closing price of the Company's common stock for the thirty-three (33) day period ending on September 18, 2000. Accordingly, a total of 6,397,632 shares of Symphonix common stock was issued to the investors at the closing of the financing.

   Symphonix may be required to issue additional shares of common stock to the investors at no additional cost to the investors pursuant to a purchase price adjustment. The purchase price adjustment allows the investors, at any time during the two-year period following the closing of the financing, to calculate an adjusted per share purchase price equal to the average closing market price of the common stock as reported on the NASDAQ National Market for the thirty-three (33) consecutive trading days immediately preceding the date of the adjustment. Those investors who desire to participate in this purchase price adjustment will receive additional shares of common stock equal to the difference between the number of shares which each investor could have purchased based on the adjusted per share purchase price at the investor's original investment amount and the number of shares originally purchased. Each investor may participate in a purchase price adjustment only once during the two-year period.

   So long as J.P. Morgan and Patricof each hold at least 1,203,315 shares of common stock, the Company has agreed that its board of directors will nominate one individual designated by each of J.P. Morgan and Patricof to the slate of nominees recommended by the board of directors to the stockholders at each annual meeting of the stockholders.

   Issuance costs for the 2000 equity placements were approximately $270,000.

 Warrants:

   During 1997, the Company issued warrants in connection with obtaining its equipment lease line of credit to purchase up to 26,889 shares of common stock at $1.38 per share and up to 6,722 shares of common stock at $5.50 per share. The 26,889 shares at $1.38 were net exercised during 2000. The result of this net exercise was the issuance of 17,493 shares. The remaining warrants are exercisable until October 2004. The fair value of these warrants determined using the Black-Scholes valuation model was not material, and accordingly, no value was ascribed to them for financial reporting purposes.

 Deferred Compensation:

   The difference between the exercise price and the deemed fair market value of the Company's common stock at the date of issuance of certain stock options, totaling $2.3 million, has been recorded as deferred compensation as a component of stockholders' equity. Of this amount, $295,000, $517,000, and $556,000 has

                            SYMPHONIX DEVICES, INC.

been recognized as expense in 2000, 1999 and 1998, respectively. During 2000 and 1999, the Company reversed $411,000 and $260,000 respectively of unrecognized deferred compensation relating to employees that have terminated employment with the Company. The remaining $34,000 will be recognized as an expense as the shares and options vest over periods of up to four years.

 1997 Employee Stock Purchase Plan:

   The Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") under which 275,000 shares of common stock were initially reserved for issuance. During 2000, an additional 200,000 shares were reserved. Eligible employees may purchase a limited number of common stock at 85% of the market value at certain plan-defined dates. During 2000, 1999 and 1998, 83,863, 79,643 and 24,459 shares respectively were purchased under the Purchase Plan, respectively.

 1994 Stock Option Plan:

   The 1994 Stock Option Plan (the "1994 Plan") provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. The 1994 Plan is administered by a committee appointed by the Board of Directors which identifies optionees and determines the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof. As of December 31, 2000, there were 4,499,273 shares authorized for issuance under this Plan.

   The terms of options granted under the 1994 Plan generally may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company or a parent or subsidiary of the Company (a "Ten Percent Stockholder"), may not exceed five years, however. Generally, options granted under the 1994 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option becoming exercisable at that time and an additional 1/48th of such shares becoming exercisable each month thereafter. Certain holders of options granted under the 1994 Plan may exercise their unvested options prior to complete vesting of shares, subject to such holder's entering a restricted stock purchase agreement granting the Company an option to repurchase, in the event of a termination of the optionee's employment or consulting relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. The exercise price of incentive stock options granted under the 1994 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of nonstatutory stock options granted under the 1994 Plan is determined by the Board of Directors with specific criteria. The exercise price of any incentive stock option granted to a Ten Percent Stockholder must equal at least 110% of the fair market value of the common stock on the date of grant.

                            SYMPHONIX DEVICES, INC.

   Activity under the 1994 Plan is as follows (in thousands, except per share data):

                                                          Options Outstanding
                                                Shares   ----------------------
                                               Available Number of   Exercise
                                               for Grant  Shares      Price
                                               --------- --------- ------------
   Balance, December 31, 1997.................     402       567   $0.14-$ 8.81
     Options granted..........................    (281)      281   $3.13-$10.50
     Options exercised........................               (65)  $0.14-$ 3.13
     Options canceled.........................     123      (123)  $0.14-$10.50
                                                ------     -----
   Balance, December 31, 1998.................     244       660   $0.14-$ 4.13
     Additional options reserved..............   1,500
     Options granted..........................  (1,259)    1,259   $2.25-$ 3.88
     Options exercised........................     --       (162)  $0.14-$ 2.25
     Options canceled.........................     --        (53)  $0.73-$ 3.13
                                                ------     -----
   Balance, December 31, 1999.................     485     1,704   $0.14-$ 4.13
                                                ------     -----
     Additional options reserved..............   1,000
     Options granted..........................  (1,562)    1,562   $1.88-$ 5.88
     Options exercised........................     --        (77)  $0.14-$ 4.13
     Options canceled.........................     274      (274)  $0.73-$ 5.06
                                                ------     -----
   Balance, December 31, 2000.................     197     2,915   $0.14-$ 5.88
                                                ======     =====

   The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

                                                             Options currently
                                 Options outstanding            exercisable
                           -------------------------------- --------------------
                                        Weighted
                                         Average
                                        Remaining  Weighted             Weighted
                                       Contractual Average              Average
                             Number       Life     Exercise   Number    Exercise
Exercise Price             Outstanding   (years)    Price   Exercisable  Price
- --------------             ----------- ----------- -------- ----------- --------
$0.14.....................       70       3.89      $0.14        70      $0.14
$0.55-$0.83...............       95       5.48      $0.71        95      $0.71
$1.10-$2.20...............      743       9.54      $1.88        82      $1.93
$2.25 ....................      550       8.59      $2.25       183      $2.25
$2.56-$2.81...............      333       8.54      $2.67       205      $2.62
$3.13-$4.13...............      820       9.01      $3.61       161      $3.42
$4.66-$5.88...............      304       9.31      $4.83        14      $4.66
                              -----                             ---
                              2,915       8.81      $2.76       810      $2.22
                              =====                             ===

   At December 31, 1999 and 1998, outstanding options to purchase 379,000 and 214,000 shares were exercisable at weighted average exercise prices of $1.62 and $0.73 per share, respectively.

                            SYMPHONIX DEVICES, INC.

   The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board's Opinion No. 25 and related Interpretations in accounting for its stock option plans. If the Company had elected, beginning in 1996, to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts shown below (thousands except per share data):

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Net loss as reported......................... $(17,157) $(16,679) $(13,646)
                                                 ========  ========  ========
   Net loss pro forma........................... $(18,645) $(17,152) $(13,828)
                                                 ========  ========  ========
   Basic and diluted net loss per common share
    as reported................................. $  (1.18) $  (1.35) $  (1.24)
                                                 ========  ========  ========
   Basic and diluted net loss per common share
    pro forma................................... $  (1.28) $  (1.38) $  (1.26)
                                                 ========  ========  ========

   The above pro forma disclosures are not likely to be representative of the effects on net income (loss) and basic and diluted net income (loss) per share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to 1996.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             2000   1999   1998
                                                             -----  -----  ----
   Expected dividend yield..................................   0.0%   0.0%  0.0%
   Risk-free interest rate..................................  6.08%  5.77%  5.2%
   Expected volatility...................................... 121.1% 110.0% 73.0%
   Expected life (in years).................................   5.0    5.0   5.0
                                                             =====  =====  ====

   The weighted average fair values of employee stock options granted during 2000, 1999, and 1998 were, $2.71, $2.14, and $2.59, respectively. The weighted average estimated fair value of the Purchase Plan options issued during 2000 and 1999 was $2.39 and $1.29, respectively.

   The weighted average assumptions for shares issued from the employee stock purchase plan for December 31, 2000, were expected dividend yield of 0.0%, risk-free interest rate of 5.82%, expected volatility of 124.0%, and expected life of 0.5 years. The weighted average assumptions for December 31, 1999, were expected dividend yield of 0.0%, risk-free interest rate of 4.86%, expected volatility of 110.0%, and expected life of 0.5 years.

                            SYMPHONIX DEVICES, INC.

7. Income Taxes:

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                               2000      1999
                                                             --------  --------
   Net operating loss carryforwards......................... $ 21,378  $ 12,305
   Depreciation.............................................      --        (87)
   Plant and equipment .....................................      229       --
   Capitalized start-up costs...............................      598     1,243
   Research and development credits.........................    2,023     2,481
   Deferred revenue.........................................      553       566
   Accrued liabilities......................................      857       873
   Capitalized research and development.....................      211       437
   Other....................................................      --         33
   Valuation allowance......................................  (25,849)  (17,851)
                                                             --------  --------
                                                             $    --   $    --
                                                             ========  ========

                            SYMPHONIX DEVICES, INC.

  The Company's expected tax benefit (at 34%) for 2000, 1999 and 1998 differs from the actual tax benefit of $0 recognized for 2000, 1999 and 1998, respectively, due to the Company providing a 100% valuation-allowance against its net deferred tax assets. During 2000, 1999 and 1998, the valuation allowance was increased by $7,998,000, $4,592,000 and $5,395,000, respectively. Due to the uncertainties surrounding the realization of deferred tax assets, the Company has provided a full valuation allowance in all periods.

   At December 31, 2000, the Company has $58,007,000 of federal and $28,378,000 of state net operating loss carryforwards which expire from 2009 through 2020 and 2002 through 2010, respectively, if not utilized.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

8. Employee Benefit Plan:

   During 1996, the Company established a Retirement Savings and Investment Plan (the "Plan") under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the Plan. As of December 31, 2000, no Company contributions have been made to the Plan.

9. Nonrecurring Charge:

   In November 2000, the Company approved plans to restructure its operations in order to accelerate the marketing and distribution agreement with Siemens. In connection with these plans, the Company will reduce its European headcount and consolidate facilities and operations to improve efficiency. Most of the sales and clinical force has accepted positions with Siemens. The following analysis sets forth the significant components of the restructuring expense charge. No charges have been made against this reserve at December 31, 2000:

                                              Year Ended December 31, 2000
                                          ------------------------------------
                                                                    Accrual
                                                                  Balance at
                                          Restructuring   Cash   Dec. 31, 2000
                                             Expense    Payments (in millions)
                                          ------------- -------- -------------
   Severance and benefits................     $262        $ --       $262
   Facility charges .....................      111          --        111
   Other.................................      136          --        136
                                              ----        ----       ----
                                              $509        $ --       $509
                                              ====        ====       ====

  Severance and benefits represent the reduction of 10 sales and marketing employees. Write-off of assets consisted primarily of computer equipment, furniture, and fixtures. Facility charges include early termination costs associated with the closing of the international sales office. Cash payments relating to these accruals are expected to be paid in the first half of 2001.

10. Related Party Transactions:

  As of December 31, 2000, Siemens Audiologische Technik GmbH, a holder of 2,026,062 shares of the Company's common stock was granted full distribution rights to the European market for a 5 year period, in connection with the acceleration of provisions within the Marketing and Distribution Agreements signed in November 1999. At year end, Siemens owed the Company $237,404 which represents 65.4% of accounts receivable.

                            SYMPHONIX DEVICES, INC.

11. Selected Quarterly Financial Data (Unaudited):
     (In thousands, except per share amounts)

                                                    Quarter Ended
                                           ----------------------------------
                                            03/31    06/30    09/30    12/31
                                           -------  -------  -------  -------
   2000:
   Revenues .............................. $   218  $   195  $   293  $   541
   Operating Loss.........................  (4,377)  (4,186)  (4,108)  (4,949)
   Net loss...............................  (4,297)  (4,111)  (4,080)  (4,669)
   Basic Earnings per share............... $( 0.32) $( 0.31) $( 0.30) $( 0.25)
   Basic weighted average shares
    outstanding...........................  13,357   13,406   13,475   14,594

   1999:
   Revenues............................... $   115  $    35  $    73  $   108
   Operating loss ........................  (4,190)  (4,239)  (4,412)  (4,618)
   Net loss...............................  (3,940)  (4,050)  (4,256)  (4,433)
   Basic and diluted net loss per common
    share................................. $( 0.32) $( 0.33) $( 0.35) $( 0.35)
   Basic weighted average shares
    outstanding...........................  12,205   12,248   12,338   12,393

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements with the independent accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to the information regarding Directors appearing under the heading "Election of Directors" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders intended to be held on April 27, 2001, which information is hereby incorporated by reference. The executive officers of the Registrant, and their ages as of March 1, 2001, are as follows:

   Name                     Age                       Position
   ----                     ---                       --------
   Kirk B. Davis...........  43 Chairman, President and Chief Executive Officer
   Geoffrey R. Ball........  37 Vice President, Chief Technical Officer and Director
   Terence J. Griffin......  38 Vice President, Finance and Chief Financial Officer
   Deborah A. Arthur.......  50 Vice President, Clinical Affairs
   Carlos A. Baez..........  40 Vice President, Research and Development
   Patrick J. Rimroth .....  45 Vice President, Operations

   Kirk B. Davis has served as President and Chief Executive Officer since August 1999 and Chairman since May 2000. From October 1987 to August 1999, Abbott Laboratories employed Mr. Davis most recently as Vice President and General Manager, critical care products. From 1996 to 1998 he served as General Manager of Abbott Laboratories UK operations and from 1994 to 1998 he served as Divisional Vice President and Regional Director, Europe for Abbott. Mr. Davis has a BS degree from Stanford University and an MBA degree from J.L. Kellogg Graduate School of Management at Northwestern University.

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

   Terence J. Griffin has served as Vice President of Finance and Chief Financial Officer of the Company since April 2000. From March 1999 to March 2000, Mr. Griffin was the CFO for Zangle.com, a web-based information portal targeting parents of school age children. Prior to that, from August 1993 to February 1999, Mr. Griffin served as CFO of Insync Systems, Inc., a provider of subsystems to the semiconductor industry and now owned by US Filter/Vivendi SA. From September 1986 to July 1993, Mr. Griffin served in a number of senior level financial management positions with Diasonics, a medical imaging and device manufacturer formerly NYSE traded and now owned by General Electric. Mr. Griffin began his career with Arthur Andersen & Co. and holds a BA in Accounting from Loyola Marymount University.

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

   Carlos A. Baez has served as Vice President of Research and Development of the Company since February 2001. From April 1998 to November 2000, Mr. Baez was Vice President of Engineering at Decibel Instruments, U.S. hearing aid manufacturer and distributor. From March 1987 to April 1998, Mr. Baez was Director of microelectronics at Resound Corporation, a leading manufacturer and distributor of high-technology hearing aids and now owned by Great Nordic. From May 1981 to October 1985, Mr. Baez worked at AT&T

Bell Laboratories a worldwide leader in telecommunications, developing audio processing integrated circuits for cellular telephones and other communication devices including hearing aids. Mr. Baez holds a BS degree in Electrical Engineering from Columbia University and an MS degree in Electrical Engineering from the University of California, Berkeley.

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

ITEM 11. EXECUTIVE COMPENSATION

  Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation and Other Matters" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders currently planned to be held on April 27, 2001, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to the information regarding security ownership appearing under the heading "Record Date and Principal Share Ownership" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders currently planned to be held on April 27, 2001, which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the information regarding appearing under the heading "Certain Transactions" in the Registrant's proxy statement to be filed with the Commission in connection with the annual meeting of stockholders to be held on April 27, 2001, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed in Part II of this Annual Report on Form 10-K.

  1. Financial Statements

                                                                      Page No.
                                                                      --------

Report of Independent Auditors.......................................    35

Report of Independent Accountants....................................    36

Consolidated Balance Sheets at December 31, 2000 and 1999............    37

Consolidated Statements of Operations for the years ended December
 31, 2000, 1999 and 1998.............................................    38

Consolidated Statements of Cash Flows for the years ended December
 31, 2000, 1999 and 1998.............................................    39

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998....................................    40

Consolidated Statements of Comprehensive Loss for the years ended
 December 31, 2000, 1999 and 1998....................................    42

Notes to Consolidated Financial Statements...........................    43

   2. Financial Statement Schedules. The following consolidated financial statement schedule of Symphonix Devices, Inc. for the year ended December 31, 2000 is filed as part of this Report and should be read in conjunction with the consolidated financial statements:

   Description                                                          Page No.
   -----------                                                          --------
   Schedule II--Valuation and Qualifying Accounts......................    62

   Schedules not listed above have been omitted because they are not applicable or are not required to be set forth therein is included in the consolidated financial statements or notes thereto.

   (b) Reports on Form 8-K

   On November 2, 2000, the Company filed a report on Form 8-K, which reported under Item 5 that Symphonix entered into an agreement to issue 6,937,632 shares of its common stock to investors for an aggregate purchase price of approximately $26 million. The completion of the transaction would be subject to closing conditions and the approval of our stockholders.

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

 10.18(4)   OEM and Supply Agreement dated June 4, 1999 between the Registrant and Siemens Audiologische Technik GMbH ("Siemens").

 10.19(5)   Marketing and Distribution Agreement dated November 2, 1999 between the Registrant and Siemens.

 10.20(5)   Common Stock Purchase Agreement dated December 1, 1999 between the
             Registrant and Siemens.

 Exhibit                               Description
 -------                               -----------
 10.21(6) Common Stock Purchase Agreement dated September 18, 2000 between the
           Company and certain investors, including exhibits

 21.2     List of Subsidiaries of the Registrant.

 23.1     Consent of KPMG LLP, Independent Auditors.

 23.2     Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1     Power of Attorney (see page 63).

- --------
 * Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

** Confidential treatment requested.

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2) Filed as exhibits to the Registrant's report on Form 10-Q for the fiscal quarter ending March 31, 1999, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's report on Form 10-Q for the quarter ending June 30, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2000 and incorporated herein by reference.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (Thousands)

                                      Balance at                       Balance
                                      beginning                        at end
                                      of period  Additions Deductions of period
                                      ---------- --------- ---------- ---------
Allowance for doubtful accounts:
  Year ended December 31, 2000.......    $55         --       $48        $ 7
  Year ended December 31, 1999.......    $ 3        $52        --        $55
  Year ended December 31, 1998.......     --          3        --          3

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 2nd day of April, 2001.

                                          SYMPHONIX DEVICES, INC.

                                                   /s/ Kirk B. Davis
                                          By: _________________________________
                                                       Kirk B. Davis
                                                 Chairman, President, Chief
                                               Executive Officer and Director

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kirk B. Davis and Terence J. Griffin, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                           Title                 Date
             ---------                           -----                 ----

       /s/ Kirk B. Davis             Chairman, President, Chief    April 2, 2001
____________________________________  Executive Officer and
           Kirk B. Davis              Director

     /s/ Terence J. Griffin          Vice President, Finance and   April 2, 2001
____________________________________  Chief Financial Officer
         Terence J. Griffin


      /s/ Geoffrey R. Ball           Vice President and CTO        April 2, 2001
____________________________________
          Geoffrey R. Ball

        /s/ B. J. Cassin             Director                      April 2, 2001
____________________________________
            B. J. Cassin


      /s/ Martin Friedman            Director                      April 2, 2001
____________________________________
          Martin Friedman


     /s/ George Montgomery           Director                      April 2, 2001
____________________________________
         George Montgomery


             Signature                           Title                 Date
             ---------                           -----                 ----

        /s/ Adele Oliva              Director                      April 2, 2001
____________________________________
            Adele Oliva


        /s/ Roger Radke              Director                      April 2, 2001
____________________________________
            Roger Radke