Form 10-Q
period 2001-03-31
SYMPHONIX DEVICES INC
filed 2001-05-07
CIK 930481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


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

As of March 31, 2001; 21,079,000 shares of the Registrant's Common Stock were outstanding.

                            SYMPHONIX DEVICES, INC.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000....................................................1

          Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000........................................2

          Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2001 and 2000.................................3

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000........................................4

          Notes to Condensed Consolidated Financial Statements.................5

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................6

Item 3    Quantitative and Qualitative Disclosures About Market Risk..........18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 2.   Changes in Securities and Use of Proceeds...........................18

Item 3.   Defaults Upon Senior Securities.....................................18

Item 4.   Submission of Matters to a Vote of Security Holders.................18

Item 5.   Other Information...................................................18

Item 6.   Exhibits and Reports on Form 8-K....................................18

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                            SYMPHONIX DEVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)


                                                                                       March 31,               December 31,
                                                                                         2001                     2001
                                                                                         ----                     ----
                                                      ASSETS

Current assets:
     Cash and cash equivalents                                                          $  2,963                  $ 29,535
     Short-term investments                                                               20,263                         -
     Accounts receivable, net                                                                305                       356
     Inventories                                                                           1,882                     2,034
     Prepaid expenses and other current assets                                             1,276                       634
                                                                                        --------                  --------
          Total current assets                                                            26,689                    32,559

Property and equipment, net                                                                1,528                     1,396
Restricted cash                                                                              271                         -
Other assets                                                                                  73                        75
                                                                                        --------                  --------

          Total assets                                                                  $ 28,561                  $ 34,030
                                                                                        ========                  ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $  1,190                  $    834
     Accrued compensation                                                                    796                     1,304
     Other accrued liabilities                                                             3,246                     3,772
     Current portion of bank borrowings                                                      500                       500
                                                                                        --------                  --------
          Total current liabilities                                                        5,732                     6,410

Deferred revenue                                                                           1,006                     1,101
Bank borrowings, less current portion                                                        875                     1,000
                                                                                        --------                  --------
          Total liabilities                                                                7,613                     8,511
                                                                                        --------                  --------

Stockholders' equity:
     Common stock                                                                             21                        21
     Notes receivable from stockholders                                                     (421)                     (421)
     Deferred compensation                                                                     -                       (34)
     Additional paid-in capital                                                           92,063                    91,885
     Accumulated other comprehensive income                                                  124                        54
     Accumulated deficit                                                                 (70,839)                  (65,986)
                                                                                        --------                  --------
          Total stockholders' equity                                                      20,948                    25,519
                                                                                        --------                  --------

          Total liabilities and stockholders' equity                                    $ 28,561                  $ 34,030
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

                            SYMPHONIX DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                            Three months ended March 31,
                                                            ----------------------------
                                                              2001                2000
                                                              ----                ----

Revenue                                                     $    576             $   218
                                                            --------             -------
Costs and expenses:
     Cost of goods sold                                        1,188               1,023
     Research and development                                  1,651               1,937
     Selling, general and administrative                       2,843               1,635
                                                             -------             -------
          Total costs and expenses                             5,682               4,595
                                                             -------             -------
          Operating loss                                      (5,106)             (4,377)

Interest income                                                  287                 131
Interest expense                                                 (34)                (51)
                                                             -------             -------
Net loss                                                     $(4,853)            $(4,297)
                                                             =======             =======

Basic and diluted net loss per common share                  $ (0.23)            $ (0.32)
                                                             =======             =======

Shares used in computing basic and diluted
net loss per common share                                     20,974              13,357
                                                             =======             =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SYMPHONIX DEVICES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)
                                  (unaudited)


                                                                      Three  months ended March 31,
                                                                      -----------------------------
                                                                        2001              2000
                                                                       -------           -------

Net loss                                                               $(4,853)          $(4,297)

Change in unrealized gain on short-term investments                         63                47

Translation adjustments                                                      7                 2
                                                                       -------           -------

Comprehensive loss                                                     $(4,783)          $(4,248)
                                                                       =======           =======



                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SYMPHONIX DEVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                         Three months ended March 31,
                                                                                         ----------------------------
                                                                                           2001                2000
                                                                                         --------             -------

Cash flows from operating activities:
     Net loss                                                                           $ (4,853)               $(4,297)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Amortization of deferred compensation                                               34                     81
          Stock based compensation                                                             -                     16
          Depreciation and amortization                                                      183                    199
          Amortization of premium on short-term investments                                   24                      -
          Changes in operating assets and liabilities:
                Accounts receivable                                                           51                    (59)
                Inventories                                                                  152                    106
                Prepaid expenses and other current assets                                   (642)                    29
                Accounts payable                                                             356                   (271)
                Accrued compensation                                                        (508)                  (376)
                Deferred revenue                                                             (95)                   (91)
                Other accrued liabilities                                                   (526)                     3
                                                                                        --------                -------
                      Net cash used in operating activities                               (5,824)                (4,660)
                                                                                        --------                -------

Cash flows from investing activities
     Purchases of short-term investments                                                 (22,236)                (2,200)
     Maturities of short-term & long-term investments                                      2,012                  6,713
     Purchases of property and equipment                                                    (315)                  (154)
     Increase in restricted cash                                                            (271)                     -
     Change in other assets                                                                    2                      4
                                                                                        --------                -------
                      Net cash provided by (used in) investing activities                (20,808)                 4,363
                                                                                        --------                -------

Cash flows from financing activities
     Payments on capital lease obligations                                                     -                    (34)
     Payments on bank borrowings                                                            (125)                  (125)
     Proceeds from issuance of common stock                                                  178                     16
     Issuance of notes receivable to stockholder                                               -                    (60)
                                                                                        --------                -------
                      Net cash provided by (used in) financing activities                     53                   (203)
                                                                                        --------                -------

Net decrease in cash and cash equivalents                                                (26,579)                  (500)

Effect of exchange rates on cash and cash equivalents                                          7                      2
Cash and cash equivalents, beginning of period                                            29,535                  7,998
                                                                                        --------                -------
Cash and cash equivalents, end of period                                                $  2,963                $ 7,500
                                                                                        ========                =======

Supplemental disclosure of non-cash financing activities
     Reversal of unrealized deferred compensation                             $              -                  $   214
                                                                                        ========                =======


                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SYMPHONIX DEVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 of Symphonix Devices, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001, or any future interim period.

These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 and footnotes thereto, included in the Company's Annual Report on Form 10-K.

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

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                   2001                 2000
                                                                   ----                 ----
Numerator - Basic and Diluted
  Net loss                                                      $(4,853)             $(4,297)
                                                                -------              -------

Denominator - Basic and Diluted
  Weighted average common shares outstanding                     21,038               13,446
  Weighted average unvested common shares
  subject to repurchase                                             (64)                 (89)
                                                                -------              -------
  Total                                                          20,974               13,357
                                                                =======              =======

Basic and diluted net loss per common share                      $(0.23)              $(0.32)
                                                                =======              =======

Antidilutive Securities:
Options to purchase common stock                                  2,613                1,994
Common stock subject to repurchase                                   60                   85
Warrants                                                              7                   34
                                                                -------              -------
                                                                  2,680                2,113
                                                                =======              =======

3.  Inventories:

    Inventories comprise (in thousands):

                                                                        March 31, 2001  December 31, 2000
                                                                        --------------  -----------------
Raw materials                                                                 $  574             $  253
Work in Progress                                                                 854              1,097
Finished goods                                                                   454                684
                                                                              ------             ------
                                                                              $1,882             $2,034
                                                                              ======             ======

4.  Nonrecurring Charges

In November 2000, the Company approved plans to restructure its operations in order to accelerate the Marketing and Distribution Agreement signed with Siemens in December 1999. The following table sets forth certain details associated with the net reorganization charges as of March 31, 2001 (in thousands of dollars):

                           Accrual at                                 Accrual at
                           December 31,    Cash                        March 31,
                              2000       Payments      Adjustments       2001
                              ----       --------      -----------       ----
  Severance & benefits       $ 262         $(110)         $(50)         $ 102
  Facility charges             111           (37)          (32)            42
  Other                        136          (110)            -             26
                             -----         -----          ----          -----
                             $ 509         $(257)         $(82)         $ 170
                             =====         =====          ====          =====

Severance and benefits represent the reduction of 10 sales and marketing employees in Europe. Facility charges include early termination costs associated with the closing of the international sales office and write-off of certain assets. In the first quarter of 2001, cash payments relating to these accruals totaled $257,000. The Company reversed $82,000 of excess reorganization charges related to severance and facilities charges included in selling, general and administrative expenses in the statement of operations.

5.  Reclassification:

     Certain prior year financial statement items have been reclassified to conform to the current year's presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and footnotes thereto, and with the Company's audited financial statements for the year ended December 31, 2000 and the footnotes thereto.

Overview

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes",
"anticipates" or "plans to.........." as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" and "Factors That Might Affect Future Results."

     Symphonix has developed a family of proprietary implantable Soundbridges for the management of mild to severe hearing impairment. The Company's family of Vibrant Soundbridges is based on its patented core FMT technology. Late in 2000, the Company received approval from the Food and Drug Administration ("FDA") to commercially market the product in the United States. Subsequent to FDA approval, the product was successfully launched to the otology community. Otologists are ear surgeons within the ear, nose and throat ("ENT") group of doctors. The Company is working with more than 40 otologists to establish implanting centers across the United States.

     The Company has established a United States sales and marketing organization which, as of March 31, 2001, is comprised of seventeen sales, marketing and clinical support personnel. Going forward, while the Company will continue to increase the number of otologists it works with, the Company plans to initiate marketing efforts focused on audiologists--the health professionals who assess hearing problems and recommend hearing devices--and directly to those suffering hearing loss.

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

     On August 31, 2000, the FDA approved the Vibrant Soundbridge for commercial distribution in the United States for adults with a moderate to severe hearing loss. The Company has recently completed a clinical trial for adults with a mild hearing loss. The Company plans on a submission of this PMA supplement to occur in the second quarter 2001.

     Symphonix has a limited operating history. Through March 31, 2001 the Company had not generated significant revenue from product sales. The Company expects to incur substantial losses through at least 2001. To date, the Company's principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings, an equipment lease financing and bank borrowings.

Results of Operations

     Revenue. Revenue was $0.6 million in the three months ended March 31, 2001 compared to $0.2 million in the three months ended March 31, 2000. Revenue in these periods was the result of selling activities to distributors and direct sales in Europe and direct sales in the United States. Revenue in the three months ended March 31, 2001 and 2000 included $94,000 and $91,000, respectively, representing the amortization of the difference between the purchase price and fair value of the Company's common stock purchased by Siemens in connection with a Marketing and Distribution Agreement. The remaining deferred income will be amortized over the life of the agreement.

     Cost of Goods Sold. Cost of goods sold increased to $1.2 million for the three months ended March 31, 2001 from $1.0 million for the three months ended March 31, 2000 primarily due to increased volumes. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and provisions for warranty.

     Research and Development Expenses. Research and development expenses were $1.7 million in the three months ended March 31, 2001 compared to $1.9 million in the three months ended March 31, 2000. The $0.2 million decrease during this period was due to lower clinical trial activity for the Company's Vibrant Soundbridge during the three months ended March 31, 2001 compared to the same period ended March 31, 2000. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications. The Company expects to continue to invest in research and development in the remainder of 2001 primarily in the development of the totally implantable version of the Soundbridge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.8 million in the three months ended March 31, 2001 compared to $1.6 million in the three months ended March 31, 2000.
Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. The $1.2 million increase for the three months ended March 31, 2001 was primarily due to increased marketing activity for the Company's Vibrant Soundbridge. The Company expects to incur substantial increases in expenses in developing a U.S. sales and marketing organization and associated programs in the remainder of 2001.

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options' grant dates. Deferred compensation expense, net of terminated employees, attributed to such options was $34,000 during the three months ended March 31, 2001 compared to $81,000 during the three months ended March 31, 2000.

     Interest Income (Expense). Interest income, net of expense, increased to $0.3 million in the three months ended March 31, 2001 from $0.1 million in the three months ended March 31, 2000. The increase in net interest income was due to the increase in the Company's cash and short-term investment balances pursuant to the Company's private equity financings in September and November 2000 of $25.9 million. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

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

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling approximately $62.5 million, from equipment lease financing totaling $1.3 million and from bank borrowings totaling, net, $2.0 million. At March 31, 2001, the Company had $20.9 million in working capital, and its primary source of liquidity was $23.2 million in cash and cash equivalents and short-term investments. Additionally, the Company had $271,000 of restricted cash held in certificates of deposit as collateral for letters of credit.

     Symphonix used $5.8 million in cash for operations in the three months ended March 31, 2001, compared to $4.7 million in the three months ended March 31, 2000 primarily in funding its operating losses.

     Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $315,000 and $154,000 in the three months ended March 31, 2001 and 2000, repectively. At March 31, 2001, the Company did not have any material commitments for capital expenditures.

     The Company has a loan agreement with a bank that provides for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At March 31, 2001, the Company had borrowings of $1.4 million and an outstanding letter of credit in the amount of $146,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

    The Company will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, the time and costs of obtaining regulatory approvals, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products and other factors not within the Company's control. While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through 2001, the Company may require additional financing beyond that time. Such additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. Or, if available, such financing may be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Factors That May Affect Future Results

We have a history of losses and negative cash flows, and we may never be profitable.

     We have incurred losses every year since we began operations in 1994. At March 31, 2001, we had an accumulated deficit of $71 million. This deficit resulted primarily from expenses we incurred from dedicating substantially all of our resources to research and development, clinical trials, establishment of European and United States sales and marketing organizations and the initiation of sales and marketing activities in Europe and the United States. Even though Vibrant P and Vibrant D Soundbridges became available for sale in the European Union in 1998 and in the United States and Canada in 2000, we have not generated significant revenues from product sales to date. We may never realize significant product revenues.

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

     We have sold the semi-implantable Vibrant Soundbridge in Europe since 1998 and in the United States since late 2000. This product has not yet achieved market acceptance and may never achieve market acceptance. Market acceptance of our current and future Soundbridge products will depend upon their acceptance by the medical community and patients as safe, effective, and cost-effective compared to other devices. Our Soundbridge products may not be preferable alternatives to existing or future products, some of which, such as the acoustic hearing aid, do not require surgery. Patient acceptance of our Soundbridge products will depend in part upon physician, audiologist and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches. Prior to undergoing surgery for the implantation of our Soundbridge, a patient may speak with a number of medical professionals, including the patient's primary care physician, an audiologist, an ear, nose and throat specialist, as well as surgeons who specialize in ear surgery. The failure by any of these medical professionals to favorably recommend our products and the surgery required to implant the Soundbridge could limit the number of potential patients who are introduced to an ear surgeon as candidates for our Soundbridge products. If our Soundbridge products do not achieve market acceptance, our business may fail.

If we fail to successfully develop and commercialize our next generation of Vibrant Soundbridge products, we may not achieve profitability.

     Although we have offered the semi-implantable Vibrant Soundbridge for sale in Europe since 1998 and in the United States since late 2000, we have not realized significant sales revenues to date. Our success depends on our ability to successfully commercialize an improved semi-implantable Soundbridge as well as a totally implantable Soundbridge. Our Vibrant HF and totally-implantable Soundbridge, currently under development, will require additional development, clinical trials and regulatory approval prior to commercialization. Successful completion of clinical trials for the Vibrant HF and totally-implantable Soundbridge products may never occur. Completion of clinical trials my be delayed by many factors, including research and development difficulties, slower than anticipated patient enrollment or adverse events occurring during clinical trials. Any delays in our clinical trials or any failure to obtain regulatory approval for these next generation Soundbridge products would impair our ability to achieve profitability. We may not be able to secure additional funding to support our substantial future capital requirements.

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

     We believe that the net proceeds of approximately $31.0 million from the recent private placements of securities to Siemens Audiologische Technik GmbH and other investors, together with our previously existing capital resources and projected interest income, will be sufficient to fund our operations and capital investments through 2001. However, we may require additional financing after that time. Such additional financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of some of our products, to license to third parties the rights to commercialize some products or technologies that we would otherwise seek to commercialize for ourselves, or to reduce the marketing, customer support or other resources devoted to some of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we do not receive and maintain regulatory approvals for new products, we will not be able to manufacture or market new products.

     Approval from the FDA is necessary to manufacture and market medical devices in the United States. Other countries have similar requirements. Since we have not realized significant revenues from sales of our current products, we must receive and maintain regulatory approval for new products in order to grow our business significantly.

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

     Several university research groups and development-stage companies have active research or development programs related to direct drive devices for sensorineural hearing loss. One such company, IMPLEX AG Hearing Technology, was authorized by its European reviewing body on November 15, 1999 to affix the CE Mark on its totally integrated cochlear amplifier. IMPLEX has reported its intent to pursue a clinical investigation in the United States to support FDA regulatory requirements. Otologics, LLC has developed a semi-implantable direct drive device for sensorineural hearing loss called the middle ear transducer. This device has begun the FDA regulatory process and the European regulatory process and initiated multicenter clinical trials. The Company believes St. Croix Medical, Inc. has begun clinical trials in Europe and has recently received an IDE approval to begin clinical studies on its fully implantable pizo electric device for sensorineural hearing loss. Soundtec, Inc. is doing clinical trials in the United States on a hybrid implantable/ear canal based hearing aid. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than we have. If we fail to compete effectively with any or all of these companies and products, we will not achieve profitability.

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

     A number of components and sub-assemblies, such as silicone, signal processing electronics implant packaging, as well as sterilization services are provided by single source suppliers. Furthermore, the key analog and digital signal processing microcircuits of the Vibrant P, Vibrant D and Vibrant HF Soundbridges are provided by sole source suppliers. None of our suppliers is contractually obligated to continue to supply us nor are we contractually obligated to buy from a particular supplier. For some of these components and sub-assemblies, there are relatively few alternative sources of supply, and we cannot quickly establish additional or replacement suppliers for such components and sub-assemblies. In addition, additional approvals will be required from the FDA before we can significantly modify our manufacturing processes or change the supplier of a critical component. Because of the long lead time for some components and subassemblies that are currently available from a single source, a supplier's inability or failure to supply such components or subassemblies in a timely manner or our decision to change suppliers could have a material adverse effect on our business, financial condition and results of operation.

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

     In addition, because most of our international sales are denominated in foreign currencies, gains and losses on the conversion to U.S. dollars of accounts receivable arising from international operations may contribute to fluctuations in our operating results. Further, fluctuations in currency exchange rates may negatively impact our ability to compete in terms of price against products denominated in local currencies. To date, we have not found it appropriate to hedge the risks associated with fluctuations in exchange rates. However, even if we undertake such transactions in the future, they may fail.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at March 31, 2001. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk with minimal impact. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. At March 31, 2001, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

       None

Item 2.   Changes in Securities and Use of Proceeds.

       None

Item 3.   Defaults upon Senior Securities.

       None

Item 4.   Submission of Matters to a Vote of Security Holders.

       None

Item 5.   Other Information.

       None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

       None

          (b) Symphonix filed a report on Form 8-K on January 30, 2001 announcing the resignation of PricewaterhouseCoopers, LLP as its independent accountants. Symphonix also filed a report on Form 8-K on February 12, 2001 announcing the engagement of KPMG, LLP as its independent accountants.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 7, 2001                    SYMPHONIX DEVICES, INC.

                                           /s/ Kirk B. Davis
                                               ---------------------------------
                                               Kirk B. Davis
                                               Chairman of the Board, President
                                               and Chief Executive Officer

                                           /s/ Terence J. Griffin
                                               ---------------------------------
                                               Terence J. Griffin
                                               Vice President Finance and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)