Form 10-Q
period 2001-06-30
SYMPHONIX DEVICES INC
filed 2001-08-03
CIK 930481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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


              Indicate by check mark whether the registrant (1) has
          filed all reports required to be filed by Section 13 or 15(d)
                of the Securities Exchange Act of 1934 during the
                 preceding 12 months (or for such shorter period
                  that the Registrant was required to file such
                      reports) and (2) has been subject to
                        such filing requirements for the
                             past 90 days. Yes  X  No
                                              -----  ----

  As of June 30, 2001; 21,139,000 shares of the Registrant's Common Stock were outstanding.

                             SYMPHONIX DEVICES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000 .............................................. 1

         Condensed Consolidated Statements of Operations for the
         three months and six months ended June 30, 2001 and 2000 ........... 2

         Condensed Consolidated Statements of Comprehensive Loss
         for the three months and six months ended June 30, 2001
         and 2000 ........................................................... 3

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and 2000 ............................ 4

         Notes to Condensed Consolidated Financial Statements ............... 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................19

Item 2.  Changes in Securities and Use of Proceeds ..........................19

Item 3.  Defaults Upon Senior Securities ....................................19

Item 4.  Submission of Matters to a Vote of Security Holders ................19

Item 5.  Other Information ..................................................19

Item 6.  Exhibits and Reports on Form 8-K ...................................20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             SYMPHONIX DEVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                           June 30,         December 31,
                                                                             2001               2000
                                                                             ----               ----
                                    ASSETS
Current assets:
     Cash and cash equivalents                                           $  3,410            $ 29,535
     Short-term investments                                                14,898                --
     Accounts receivable, net                                                 412                 356
     Inventories                                                            1,694               2,034
     Prepaid expenses and other current assets                                711                 634
                                                                         --------            --------
          Total current assets                                             21,125              32,559

Property and equipment, net                                                 1,534               1,396
Restricted cash                                                               222                --
Other assets                                                                   73                  75
                                                                         --------            --------
          Total assets                                                   $ 22,954            $ 34,030
                                                                         ========            ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $    670            $    834
     Accrued compensation                                                     933               1,304
     Other accrued liabilities                                              3,160               3,772
     Current portion of bank borrowings                                       500                 500
                                                                         --------            --------
          Total current liabilities                                         5,263               6,410

Deferred revenue                                                              912               1,101
Bank borrowings, less current portion                                         750               1,000
                                                                         --------            --------
         Total liabilities                                                  6,925               8,511
                                                                         --------            --------
Stockholders' equity:
     Common stock                                                              21                  21

     Notes receivable from stockholders                                      (400)               (421)

     Deferred compensation                                                   --                   (34)
                                                                         --------            --------
     Additional paid-in capital                                            92,147              91,885
     Accumulated other comprehensive income                                   167                  54
     Accumulated deficit                                                  (75,906)            (65,986)
                                                                         --------            --------
          Total stockholders' equity                                       16,029              25,519
                                                                         --------            --------
          Total liabilities and stockholders' equity                     $ 22,954            $ 34,030
                                                                         ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SYMPHONIX DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Three months ended June 30,        Six months ended June 30,
                                                    ---------------------------        -------------------------

                                                      2001              2000              2001              2000
                                                      ----              ----              ----              ----
Revenue                                             $    435          $    195          $  1,011          $    413
                                                    --------          --------          --------          --------
Costs and expenses:
     Cost of goods sold                                1,135               735             2,323             1,758
     Research and development                          1,870             1,813             3,521             3,750
     Selling, general and administrative               2,658             1,833             5,501             3,468
                                                    --------          --------          --------          --------
          Total costs and expenses                     5,663             4,381            11,345             8,976
                                                    --------          --------          --------          --------
          Operating loss                              (5,228)           (4,186)          (10,334)           (8,563)

Interest income                                          190               124               476               255
Interest expense                                         (29)              (49)              (62)             (100)
                                                    --------          --------          --------          --------
Net loss                                            $ (5,067)         $ (4,111)         $ (9,920)         $ (8,408)
                                                                      ========          ========          ========

Basic and diluted net loss per common share         $  (0.24)         $  (0.31)         $  (0.47)         $  (0.63)
                                                    ========          ========          ========          ========

Shares used in computing basic and diluted
net loss per common share                             21,061            13,406            21,018            13,382
                                                    ========          ========          ========          ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SYMPHONIX DEVICES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)

                                                             Three months ended June 30,      Six months ended June 30,
                                                             ---------------------------      -------------------------
                                                                 2001            2000           2001            2000
                                                                 ----            ----           ----            ----
Net loss                                                       $(5,067)        $(4,111)        $(9,920)        $(8,408)

Change in unrealized gain on short-term investments                 42              (7)            105              40

Translation adjustments                                              1             (15)              8             (13)
                                                               -------         -------         -------         -------
Comprehensive loss                                             $(5,024)        $(4,133)        $(9,807)        $(8,381)
                                                               =======         =======         =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SYMPHONIX DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Six months ended June 30,
                                                                                       -------------------------
                                                                                        2001               2000
                                                                                        ----               ----
Cash flows from operating activities:
     Net loss                                                                         $ (9,920)         $ (8,408)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Amortization of deferred compensation                                             34               155
          Stock based compensation                                                        --                  16
          Depreciation and amortization                                                    398               395
          Amortization of premium on short-term investments                                 76              --
          Changes in operating assets and liabilities:
                Accounts receivable                                                        (56)              (27)
                Inventories                                                                340              (116)
                Prepaid expenses and other current assets                                  (77)              318
                Accounts payable                                                          (164)              (21)
                Accrued compensation                                                      (371)             (230)
                Deferred revenue                                                          (189)             (181)
                Other accrued liabilities                                                 (535)              360
                                                                                      --------          --------
                      Net cash used in operating activities                            (10,464)           (7,739)
                                                                                      --------          --------

Cash flows from investing activities
     Purchases of short-term investments                                               (26,879)           (3,656)
     Maturities of short-term & long-term investments                                   12,010             9,085
     Purchases of property and equipment                                                  (613)             (234)
     Increase in restricted cash                                                          (222)               --
     Change in other assets                                                                  2                 4
                                                                                      --------          --------
                      Net cash provided by (used in) investing activities              (15,702)            5,199
                                                                                      --------          --------

Cash flows from financing activities
     Payments on capital lease obligations                                                --                 (60)
     Payments on bank borrowings                                                          (250)             (250)
     Proceeds from issuance of common stock                                                262               190
     Payments on stockholders notes receivable                                              21               182
     Issuance of notes receivable to stockholder                                          --                (120)
                                                                                      --------          --------
                      Net cash provided by (used in) financing activities                   33               (58)
                                                                                      --------          --------

Net decrease in cash and cash equivalents                                              (26,133)           (2,598)

Effect of exchange rates on cash and cash equivalents                                        8               (13)
Cash and cash equivalents, beginning of period                                          29,535             7,998
                                                                                      --------          --------
Cash and cash equivalents, end of period                                              $  3,410          $  5,387
                                                                                      ========          ========
Supplemental disclosure of non-cash financing activities

     Reversal of unrealized deferred compensation                                     $   --            $    245
                                                                                      ========          ========
     Cancellation of note receivable to stockholder for unvested restricted stock     $   --            $    107
                                                                                      ========          ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SYMPHONIX DEVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of June 30, 2001 of Symphonix Devices, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001, or any future interim period.

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

                                                            Three months ended June 30,       Six months ended June 30,
                                                            ---------------------------       -------------------------
                                                              2001               2000          2001              2000
                                                              ----               ----          ----              ----
Numerator - Basic and Diluted
     Net loss                                               $ (5,067)       $ (4,111)         $ (9,920)       $ (8,408)
                                                            ========        ========          ========        ========
Denominator - Basic and Diluted

    Weighted average common shares outstanding                21,119          13,489            21,079          13,468
    Weighted average unvested common shares subject
    to repurchase                                                (58)            (83)              (61)            (86)
                                                            --------        --------          --------        --------
    Total                                                     21,061          13,406            21,018          13,382
                                                            ========        ========          ========        ========

Basic and diluted net loss per common share                 $  (0.24)       $  (0.31)         $  (0.47)       $  (0.63)
                                                            ========        ========          ========        ========
Antidilutive Securities:
Options to purchase common stock                               2,450           2,001             2,450           2,001
Common stock subject to repurchase                                54              79                54              79
Warrants                                                           7               7                 7               7
                                                            --------        --------          --------        --------
                                                               2,511           2,087             2,511           2,087
                                                            ========        ========          ========        ========

3.   Inventories:

     Inventories comprise (in thousands):

                                          June 30, 2001      December 31, 2000
                                          -------------      -----------------


Raw materials                             $         304      $             253
Work in Progress                                    818                  1,097
Finished goods                                      572                    684
                                          -------------      -----------------
                                          $       1,694      $           2,034
                                          =============      =================

4.   Nonrecurring Charges

     In November 2000, the Company approved plans to restructure its operations in order to accelerate the Marketing and Distribution Agreement signed with Siemens in December 1999. In the fourth quarter of 2000, the Company recorded a charge of $509,000 in connection with the restructuring. The following table sets forth certain details associated with the net reorganization charges as of June 30, 2001 (in thousands of dollars):

                            Accrual at                            Accrual at
                           December 31,    Cash                    June 30,
                               2000      Payments  Adjustments       2001
                         -----------------------------------------------------
Severance & benefits          $ 262       $(165)      $ (50)         $  47
Facility charges                111         (45)        (32)            34
Other                           136        (127)       --                9
                              -----       -----       -----          -----
                              $ 509       $(337)      $ (82)         $  90
                              =====       =====       =====          =====

     Severance and benefits represent the reduction of 10 sales and marketing employees in Europe. Facility charges include early termination costs associated with the closing of the international sales office and write-off of certain assets. In the first quarter of 2001, the Company reversed $82,000 of excess reorganization charges related to severance and facilities charges which is included in selling, general and administrative expenses in the statement of operations.

5.   Reclassification:

     Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

6.   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that SFAS 142 will not have a material effect on the financial position or results of operations of the Company.

7.   Subsequent Event

     On July 2, 2001, certain stockholders who entered into the Common Stock Purchase Agreement (the "Agreement") dated September 18, 2000 have exercised their right to a one-time adjustment to the original purchase price of the common stock in accordance with the Agreement. The one-time purchase price adjustment resulted in the issuance of an additional 14,336,000 shares of common stock to the investors at no additional cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and footnotes thereto, and with the Company's audited financial statements for the year ended December 31, 2000 and the footnotes thereto.

Overview

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes",
"anticipates" or "plans to......." as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Factors That Might Affect Future Results."

     Symphonix has developed a family of proprietary implantable Soundbridges for the management of mild to severe hearing impairment. The Company's family of Vibrant Soundbridges is based on its patented core FMT technology. Late in 2000, the Company received approval from the Food and Drug Administration to commercially market the product in the United States. Subsequent to FDA approval, the product was successfully launched to the otology community. Otologists are ear surgeons within the ear, nose and throat, or ENT, group of doctors. The Company is working with more than 60 otologists to establish implanting centers across the United States.

     The Company has established a United States sales and marketing organization which, as of June 30, 2001, is comprised of seventeen sales, marketing and clinical support personnel. Going forward, while the Company expects to continue to increase the number of otologists it works with, the Company plans to initiate marketing efforts focused on audiologists--the health professionals who assess hearing problems and recommend hearing devices--and directly to those suffering hearing loss.

     The Company received the authorization to affix the CE Mark to the first generation Vibrant Soundbridge and the second generation Vibrant P Soundbridge in March 1998. Authorization to affix the CE Mark to the Vibrant HF Soundbridge and the Vibrant D Soundbridge was received in July 1998 and in May 1999, respectively. The Company began selling activities for the Vibrant P Soundbridge and for the Vibrant D Soundbridge in the European Union in March 1998 and in June 1999, respectively. In August 2000, the Company received FDA approval for its premarket approval application, or PMA, for the Vibrant P and Vibrant D Soundbridges. In October 2000, Symphonix received its device license for the Vibrant Soundbridge from Health Canada.

     In December 1999, the Company established a distribution partnership with Siemens Audiologische Technik GmbH covering most of the markets in Europe. As of January 1, 2001, Siemens was granted full distributorship of the European market. The Company believes this partnership will significantly enhance its presence in Europe, especially within the audiology community.

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

     Symphonix has a limited operating history. Through June 30, 2001 the Company had not generated significant revenue from product sales. The Company expects to incur substantial losses through at least 2001. To date, the Company's principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings, an equipment lease financing and bank borrowings.

Results of Operations

     Revenue. Revenue was $0.4 million in the three months ended June 30, 2001 compared to $0.2 million in the three months ended June 30, 2000. Revenue was $1.0 million in the six months ended June 30, 2001 compared to $0.4 million in the six months ended June 30, 2000. Revenue in these periods was the result of selling activities to distributors and direct sales in Europe and direct sales in the United States. The increase in revenue is primarily due to increased investments in sales and marketing activities and due to the Company receiving FDA approval to commercially market its products in the United States. Revenue in the six months ended June 30, 2001 and 2000 included $189,000 and $182,000, respectively, representing the amortization of the difference between the purchase price and fair value of the Company's common stock purchased by Siemens in connection with a Marketing and Distribution Agreement. The remaining deferred income will be amortized over the life of the agreement.

     Cost of Goods Sold. Cost of goods sold increased to $1.1 million for the three months ended June 30, 2001 from $0.7 million for the three months ended June 30, 2000 and increased to $2.3 million for the six months ended June 30, 2001 from $1.8 million for the six months ended June 30,

2000. The increases in cost of goods sold are primarily due to increased product sales. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and provisions for warranty.

     Research and Development Expenses. Research and development expenses were $1.9 million in the three months ended June 30, 2001 compared to $1.8 million in the three months ended June 30, 2000. Research and development expenses were $3.5 million for the six months ended June 30, 2001 compared to $3.8 million for the six months ended June 30, 2000. Spending for the six months ended June 30, 2001 decreased by $0.3 million compared to the same period ended June 30, 2000 due to lower clinical trial activity for the Company's Vibrant Soundbridge. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications. The Company expects to continue to invest in research and development in the remainder of 2001 primarily in the development of the totally implantable version of the Soundbridge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.7 million in the three months ended June 30, 2001 compared to $1.8 million in the three months ended June 30, 2000 and were $5.5 million for the six months ended June 30, 2001 compared to $3.5 million for the six months ended June 30, 2000. The $0.9 million increase for the three months ended June 30, 2001 and $2.0 million increase for the six months ended June 30, 2001 were primarily due to the presence of a sales force in the U.S. in 2001 and not in 2000. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. The Company expects to continue investing in these areas in developing a U.S. sales and marketing organization and associated programs for the remainder of 2001.

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options' grant dates. Deferred compensation expense, net of terminated employees, attributed to such options was $34,000 during the six months ended June 30, 2001 compared to $155,000 during the six months ended June 30, 2000.

     Interest Income (Expense). Interest income, net of expense, increased to $0.2 million in the three months ended June 30, 2001 from $0.1 million in the three months ended June 30, 2000 and increased to $0.4 million for the six months ended June 30, 2001 compared to $0.2 million in the six months ended June 30, 2000. The increase in net interest income was due to the increase in the Company's cash and short-term investment balances resulting from the Company's private equity financings in September and November 2000 of $30.9 million. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

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

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling approximately $62.5 million, from equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million. At June 30, 2001, the Company had $15.9 million in working capital, and its primary source of liquidity was $18.3 million in cash and cash equivalents and short-term investments. Additionally, the Company had $222,000 of restricted cash held in certificates of deposit as collateral for letters of credit.

     Symphonix used $10.5 million in cash for operations in the six months ended June 30, 2001, compared to $7.7 million in the six months ended June 30, 2000 primarily in funding its operating losses.

     Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $613,000 and $234,000 in the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, the Company did not have any material commitments for capital expenditures.

     The Company has a loan agreement with a bank that provides for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At June 30, 2001, the Company had borrowings of $1.3 million and an outstanding letter of credit in the amount of $97,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

     The Company intends to expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, the time and costs of obtaining regulatory approvals, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products and other factors not within the Company's control. While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through July 2002, the Company may require additional financing beyond that time. Such additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. Or, if available, such financing may be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that SFAS 142 will not have a material effect on the financial position or results of operations of the Company.

Factors That May Affect Future Results

We have a history of losses and negative cash flows, and we may never be profitable.

     We have incurred losses every year since we began operations in 1994. At June 30, 2001, we had an accumulated deficit of $75.9 million. This deficit resulted primarily from expenses we incurred from dedicating substantially all of our resources to research and development, clinical trials, establishment of European and United States sales and marketing organizations and the initiation of sales and marketing activities in Europe and the United States. Even though Vibrant P and Vibrant D Soundbridges became available for sale in the European Union in 1998 and in the United States and Canada in 2000, we have not generated significant revenues from product sales to date. We may never realize significant product revenues.

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

Symphonix may be delisted on the Nasdaq National Market

     The minimum per share bid price required under marketplace Rule 44 5c(a)(5) to maintain a listing on the Nasdaq National Market is $1.00. If our common stock trades below $1.00, we could lose our listing on the Nasdaq National Market. A delisting would severely impair our ability to raise additional working capital. A delisting would also impair the liquidity of our common stock.

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

     Several university research groups and development-stage companies have active research or development programs related to direct drive devices for sensorineural hearing loss. One such company, IMPLEX AG Hearing Technology, was authorized by its European reviewing body on November 15, 1999 to affix the CE Mark on its totally integrated cochlear amplifier. IMPLEX has reported its intent to pursue a clinical investigation in the United States to support FDA regulatory requirements. Otologics, LLC has developed a semi-implantable direct drive device for sensorineural hearing loss called the middle ear transducer. This device has begun the FDA regulatory process and the European regulatory process and initiated multicenter clinical trials. The Company believes St. Croix Medical, Inc. has begun clinical trials in Europe and has recently received an IDE approval to begin clinical studies on its fully implantable pizo electric device for sensorineural hearing loss. Soundtec, Inc. has completed clinical trials in the United States on a hybrid implantable/ear canal based hearing aid and expects to receive a determination by the FDA later this year on marketing their product in the U.S. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than we have. If we fail to compete effectively with any or all of these companies and products, we will not achieve profitability.

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

     In the United States and abroad, patients generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement, to pay health care expenses, including reimbursement of all or part of the cost of the procedure in which our medical device is being used. These third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of procedures involving new devices. Currently, no third-party payors will pay for procedures using our products, and patients must bear the total cost of the procedures themselves. If third-party payors do not establish adequate levels of reimbursement for procedures using our products, we may not achieve market acceptance.

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

     A number of components and sub-assemblies, such as silicone, signal processing electronics implant packaging, as well as sterilization services are provided by single source suppliers. Furthermore, the key analog and digital signal processing microcircuits of the Vibrant P, Vibrant D and Vibrant HF Soundbridges are provided by sole source suppliers. None of our suppliers are contractually obligated to continue to supply us nor are we contractually obligated to buy from a particular supplier. For some of these components and sub-assemblies, there are relatively few alternative sources of supply, and we cannot quickly establish additional or replacement suppliers for such components and sub-assemblies. In addition, additional approvals will be required from the FDA before we can significantly modify our manufacturing processes or change the supplier of a critical component. Because of the long lead time for some components and subassemblies that are currently available from a single source, a supplier's inability or failure to supply such components or subassemblies in a timely manner or our decision to change suppliers could have a material adverse effect on our business, financial condition and results of operation.

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

Our international sales and operations expose us to foreign currency and political risks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 2001. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk with minimal impact. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. At June 30, 2001, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities and Use of Proceeds.

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None

     (b) On July 2, 2001, Symphonix Devices, Inc. filed a report on Form 8-K announcing that stockholders who entered into the Common Stock Purchase Agreement dated September 18, 2000 with Symphonix have exercised their right to a one-time adjustment to the purchase price under the agreement. The effect of the price adjustment is to increase the number of shares of common stock issued to the investors under the agreement from 6.4 million to 20.7 million, at no additional cost to the investors. As a result, the shares of common stock outstanding will increase from approximately 21.0 million shares to approximately 35.4 million shares, and the investors will own approximately 58% of the outstanding shares of Symphonix common stock.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: Aug 3, 2001               SYMPHONIX DEVICES, INC.

                                     /s/ Kirk B. Davis
                                     -------------------------------------------
                                     Kirk B. Davis
                                     Chairman of the Board, President and Chief
                                     Executive Officer


                                     /s/ Terence J. Griffin
                                     -------------------------------------------
                                     Terence J. Griffin
                                     Vice President Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer