Form 10-K405/A
period 2000-12-31
SYMPHONIX DEVICES INC
filed 2001-09-26
CIK 930481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                AMENDMENT NO.1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                       Commission File Number 000-23767

                                --------------

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

   At March 16, 2001, registrant had outstanding 21,026,836 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Amendment No. 1 on Form 10-K/A amends and restates certain disclousure contained in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001. Specifically, this filing amends and restates Items 7 and 7A of Part II of the Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes", "anticipates" or "plans to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" and "Additional Factors That Might Affect Future Results."

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

Results of Operations

   Revenues. Revenues of $1,247,000, $331,000 and $597,000 were recorded in the years ended December 31, 2000, 1999 and 1998, respectively, for sales of the Vibrant Soundbridge in North America, Europe and Latin America. The increase in revenues for the year ended December 31, 2000 compared to the same periods in 1999 and 1998 is due to increased unit sales in Europe resulting from increased investments in sales and marketing activities. Included in revenue for 2000 is $366,000, representing the amortization of $1,885,000 which was the difference between the purchase price and the fair market value of the Company's Common Stock purchased by Siemens in accordance with a marketing and distribution agreement. The deferred revenue is being amortized over the five year life of the agreement.

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

   In November 2000, the Company approved plans to restructure its operations in order to accelerate the marketing and distribution agreement with Siemens. In connection with these plans, the Company will reduce its European headcount and consolidate facilities and operations to improve efficiency. Most of the sales and clinical force has accepted positions with Siemens. The following analysis sets forth the significant components of the restructuring expense charge which is included in selling, general, and administrative expenses. No charges have been made against this reserve at December 31, 2000:

                                         Year Ended December 31, 2000
                                   ----------------------------------------
                                                                  Accrual
                                                                Balance at
                                   Restructuring     Cash      Dec. 31, 2000
                                      Expense      Payments    (in millions)
                                   -------------   --------    -------------
Severance and benefits.............     $262        $ --            $262
Facility charges...................      111          --             111
Other..............................      136          --             136
                                        ----        ----            ----
                                        $509        $ --            $509
                                        ====        ====            ====

   Severance and benefits represent the reduction of ten sales and marketing employees. Write-off of assets consisted primarily of computer equipment, furniture, and fixtures. These assets were written off because they were excess and could not be used in any other Symphonix facility since the cost of moving the assets would be greater than the net book value of the assets. Facility charges include early termination costs associated with the closing of the international sales office. Cash payments relating to these accruals are expected to be paid in the first half of 2001.

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

   Symphonix used $15.8 million in cash for operations in 2000, which was an increase compared to 1999. The primary use of cash was to fund operating losses and increase inventories. The increase in inventories in 2000 compared to 1999 is due primarily to planned inventory built to accommodate increased sales in 2000 and anticipated increased sales in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 2000. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company's investment portfolio. The Company's fixed rate debt obligations are subject to interest rate risk but due to the minimal amount of debt, this risk is insignificant. An increase in interest rates would not significantly affect the Company's net loss. Much of the Company's revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable resulting from these transactions may contribute to fluctuations in our operating results. However, these transactions in other currencies were not material relative to transactions in U.S. dollars. At December 31, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of September, 2001.

                                          SYMPHONIX DEVICES, INC.

                                                   /s/ Kirk B. Davis
                                          By: _________________________________
                                                       Kirk B. Davis
                                                 Chairman, President, Chief
                                               Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                           Title                 Date
             ---------                           -----                 ----
       /s/ Kirk B. Davis             Chairman, President, Chief    September 26, 2001
____________________________________  Executive Officer and
           Kirk B. Davis              Director


     /s/ Terence J. Griffin          Vice President, Finance and   September 26, 2001
____________________________________  Chief Financial Officer
         Terence J. Griffin


      /s/ Geoffrey R. Ball*          Vice President and CTO        September 26, 2001
____________________________________
          Geoffrey R. Ball


        /s/ B. J. Cassin*            Director                      September 26, 2001
____________________________________
            B. J. Cassin


      /s/ Martin Friedman*           Director                      September 26, 2001
____________________________________
          Martin Friedman


     /s/ George Montgomery*          Director                      September 26, 2001
____________________________________
         George Montgomery

             Signature                           Title                 Date
             ---------                           -----                 ----

        /s/ Adele Oliva*             Director                 September 26, 2001
____________________________________
            Adele Oliva


        /s/ Roger Radke*             Director                 September 26, 2001
____________________________________
            Roger Radke


* By:  /s/ Terence J. Griffin
     _______________________________
           Terence J. Griffin
           Attorney-in-fact