Form 10-K405/A
period 2000-12-31
SYMPHONIX DEVICES INC
filed 2001-11-09
CIK 930481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                AMENDMENT NO.2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                       Commission File Number 000-23767

                                --------------

                            SYMPHONIX DEVICES, INC.
            (Exact name of Registrant as specified in its charter)

                Delaware                                    77-0376250
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                  Identification Number)

 2331 Zanker Road, San Jose, California                     95131-1109
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

   At March 16, 2001, registrant had outstanding 21,026,836 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Amendment No. 2 on Form 10-K/A amends and restates certain disclosure contained in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001 and amended on September 26, 2001. Specifically, this filing amends and restates Items 7, 7A, 8, and 13 of Part II of the Annual Report on Form 10-K.

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

  Cost of goods sold. Costs of goods sold were $3.1 million, $4.1 million and $1.7 million in the years ended December 31, 2000, 1999 and 1998, respectively, and represents the direct cost of the products sold as well as warranty provisions and production variances. Warranty expense is computed based on the number of audio processor units outstanding. In 1999, when these units began shipping, the Company reserved approximately 65% of the units outstanding. In 2000, the Company reserved approximately 58% of units outstanding. The decrease in percentage reserved is due to fewer units believed to be at risk of failure, and given the fact that the Company reduced its clinical trial and channel development efforts in 2000 and 2001.

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

 Valuation of Long-Lived Assets:

   In accordance with Statement of Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company periodically evaluates the carrying value of long-lived assets for impairment, when events and circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Since inception through December 31, 2000, no impairment losses have been identified.

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

   During 2000, the Company had sales in various European countries, in addition to the U.S. Sales in France and Germany in 2000 were $240,000 and $207,000, or 19.2% and 16.6%, respectively, of total revenues.

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
                                                  ========  ========  ========

 Revenue Recognition:

   The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from product sales is recognized upon shipment of product against a valid purchase order provided no significant obligations remain and collection of the receivables are deemed probable. Upon shipment, the Company provides for estimated product returns and estimated costs that may be incurred for product warranties. Included in revenue for 2000 is $366,000, representing the amortization of $1,885,000 which represents the difference between the purchase price and the fair market value of the Company's common stock purchased by Siemens in accordance with the marketing and distribution agreement. The price per share of Symphonix common stock paid by Siemens was based on the average price of the stock for 40 trading days prior to when the agreement was signed in November 1999. Because of the long period of time used to determine the purchase price, the Company measured and recorded the aforementioned $1,855,000 premium over the closing price of its common stock on the date of the agreement to purchase the stock. Since the term of the agreement is 5 years, we recorded 20% of the premium in deferred revenue (short-term liabilities) and the remaining 80% as long-term deferred revenue. We are amortizing the premium to revenue on a straight-line basis over the term of the agreement. Amounts received prior to completion of the earnings process are recorded as deferred revenue and recognized on a straight line basis over the life of the agreement.

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

 1997 Employee Stock Purchase Plan:

   The Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") under which 275,000 shares of common stock were initially reserved for issuance. During 2000, an additional 200,000 shares were reserved. Eligible employees may purchase a limited number of common stock at 85% of the market value at certain plan-defined dates. During 2000, 1999 and 1998, 83,863, 79,643 and 24,459 shares, respectively, were purchased under the Purchase Plan.

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
                                        Weighted
                                         Average
                                        Remaining  Weighted             Weighted
                                       Contractual Average              Average
                             Number       Life     Exercise   Number    Exercise
Exercise Price             Outstanding   (years)    Price   Exercisable  Price
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

9. Restructuring Charge:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In November 1999, Siemens Audiologische Technik GmbH purchased 1,000,000 shares of Symphonix common stock for $5 million in a first closing pursuant to a private placement consummated in connection with a marketing and distribution agreement entered into with Symphonix. Under the terms of this private placement, Siemens agreed to purchase shares of Symphonix common stock in a second closing upon satisfaction of certain terms and conditions. In September 2000, Symphonix consummated the second closing, selling to Siemens 1,026,062 shares of Symphonix common stock at a purchase price of $4.87 per share, which increased Siemens' beneficial ownership of Symphonix's then outstanding common stock from approximately 7% to 14%. The number of shares and purchase price for the second closing were determined by dividing $5,000,000 by the average of the closing sales prices of Symphonix common stock as reported by the NASDAQ National Market for the forty (40) trading days immediately preceding the public announcement of the FDA grant of premarket approval of Symphonix's Vibrant P and Vibrant D Soundbridges.

  As of December 31, 2000, Siemens owed Symphonix $237,404 under the marketing and distribution agreement. The nature and terms of the original and revised marketing and distribution agreements, as well as a related supply agreement, with Siemens are as follows:

  . Symphonix entered into the marketing and distribution agreement in February 1999 and entered into the supply agreement in June 1999.

  . Under the marketing and distribution agreement, Symphonix agreed to conduct collaborative marketing efforts, and Siemens has exclusive distribution rights in Europe for existing Symphonix products and any future product introductions.

  . The marketing and distribution agreement has a term ending on December 1, 2004 and is subject to automatic annual renewals thereafter unless terminated by either party with at least 12 months' notice. If Symphonix does not renew the marketing and distribution agreement, it is obligated to pay Siemens the equivalent of Siemens' revenues with Symphonix products in Europe during the preceding twelve months.

  . The marketing and distribution agreement may also be terminated at any time if Symphonix is acquired at the option of: (i) Symphonix, with three month's notice and payment to Siemens of (A) $1 million or 200% of Siemens' revenue in Europe with Symphonix products during the 12 months preceding the acquisition if the agreement is terminated before December 1, 2001, (B) $1 million or 150% of Siemens' revenue in Europe with Symphonix products during the 12 months preceding the acquisition if the agreement is terminated between December 1, 2001 and December 1, 2002, or (C) $2 million or 100% of Siemens' revenue in Europe with Symphonix products during the 12 months preceding the acquisition if the agreement is terminated between December 1, 2002 and December 1, 2004; or (ii) Siemens, if Symphonix is acquired by a manufacturer of acoustic hearing aids.

  . The marketing and distribution agreement may also be terminated at the option of either party in the event of a material breach that is not cured within 30 days of notice of breach, or upon the insolvency or bankruptcy of either party.

  . Under the terms of the supply agreement, Siemens agreed to supply integrated circuits and software for use in Symphonix's Soundbridge products.

  . The supply agreement has a term ending on September 30, 2004 and is subject to automatic annual renewals thereafter unless terminated by either party with at least three months' notice. The supply agreement may also be terminated at any time in the event of a material breach that is not cured within 30 days of notice of breach.

  On November 10, 2000, Symphonix issued an aggregate of 6,397,632 shares of its common stock to investors for a purchase price of approximately $26 million, which represented a per share price of $4.064. Pursuant to the terms of the transaction, each investor may elect to receive, once during the two-year period following the closing of the transaction and at no extra cost, additional shares of Symphonix common stock based upon the difference between the original purchase price paid by the investor and the 33-day average closing price of the common stock as of the date of such price adjustment.

  The investors in the transaction included three trusts of which B.J. Cassin, one of Symphonix's directors, is a trustee. Symphonix issued and sold an aggregate of 246,061 shares of its common stock to the trusts in the transaction for a purchase price of approximately $999,992. In connection with the issuance of 2,460,630 shares to each of J.P. Morgan Capital and Patricof & Co. Ventures, Symphonix agreed that its board of directors will nominate one individual designated by each of J.P. Morgan and Patricof to its board of directors, and that its board of directors and management will vote all shares for which they hold proxies or otherwise are entitled to vote in favor of these nominees. Martin Friedman, a nominee of J.P. Morgan, and Adele Oliva, a nominee of Patricof & Co., have been serving on the board of directors since the closing of the transaction.

  Symphonix believes that this transaction was made on terms no less favorable to Symphonix than could have been obtained from unaffiliated third parties. All future transactions, including loans, between Symphonix and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, and will continue to be on terms no less favorable to Symphonix than could be obtained from unaffiliated third parties.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 9th day of November 2001.

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

             Signature                           Title                 Date
             ---------                           -----                 ----
       /s/ Kirk B. Davis             Chairman, President, Chief    November 9, 2001
____________________________________  Executive Officer and
           Kirk B. Davis              Director


     /s/ Terence J. Griffin          Vice President, Finance and   November 9, 2001
____________________________________  Chief Financial Officer
         Terence J. Griffin


      /s/ Geoffrey R. Ball*          Vice President and CTO        November 9, 2001
____________________________________
          Geoffrey R. Ball


        /s/ B. J. Cassin*            Director                      November 9, 2001
____________________________________
            B. J. Cassin


      /s/ Martin Friedman*           Director                      November 9, 2001
____________________________________
          Martin Friedman

             Signature                           Title                 Date
             ---------                           -----                 ----

        /s/ Adele Oliva*             Director                 November 9, 2001
____________________________________
            Adele Oliva


        /s/ Roger Radke*             Director                 November 9, 2001
____________________________________
            Roger Radke


* By:  /s/ Terence J. Griffin
     _______________________________
           Terence J. Griffin
           Attorney-in-fact