Form 10-Q
period 2001-09-30
SYMPHONIX DEVICES INC
filed 2001-11-13
CIK 930481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filesuch reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of September 30, 2001; 35,481,000 shares of the Registrant's Common Stock were outstanding.

                             SYMPHONIX DEVICES, INC.

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000 ............................................................     1

           Condensed Consolidated Statements of Operations for the three months
           and nine months ended September 30, 2001 and 2000 ............................     2

           Condensed Consolidated Statements of Comprehensive Loss for the three
           months and nine months ended September 30, 2001 and 2000 .....................     3

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2001 and 2000 ............................................     4

           Notes to Condensed Consolidated Financial Statements .........................     5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................................     7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...................    20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ............................................................    20

Item 2.    Changes in Securities and Use of Proceeds ....................................    20

Item 3.    Defaults Upon Senior Securities ..............................................    20

Item 4.    Submission of Matters to a Vote of Security Holders ..........................    20

Item 5.    Other Information ............................................................    20

Item 6.    Exhibits and Reports on Form 8-K .............................................    21

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                             SYMPHONIX DEVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                    September 30,     December 31,
                                                                        2001             2000
                                                                        ----             ----
                                      ASSETS
Current assets:
     Cash and cash equivalents                                        $    514         $ 29,535
     Short-term investments                                             14,140                -
     Accounts receivable, net                                              475              356
     Inventories                                                           933            2,034
     Prepaid expenses and other current assets                             541              634
                                                                      --------         --------
          Total current assets                                          16,603           32,559
Property and equipment, net                                              1,437            1,396
Restricted cash                                                            222                -
Other assets                                                                56               75
                                                                      --------         --------

          Total assets                                                $ 18,318         $ 34,030
                                                                      ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $    265         $    834
     Accrued compensation                                                1,173            1,304
     Other accrued liabilities                                           2,620            3,772
     Current portion of bank borrowings                                    500              500
                                                                      --------         --------
          Total current liabilities                                      4,558            6,410
Deferred revenue                                                           820            1,101
Bank borrowings, less current portion                                      625            1,000
                                                                      --------         --------
         Total liabilities                                               6,003            8,511
                                                                      --------         --------

Stockholders' equity:
     Common stock                                                           35               21
     Notes receivable from stockholders                                   (400)            (421)
     Deferred compensation                                                   -              (34)
     Additional paid-in capital                                         92,109           91,885
     Accumulated other comprehensive income                                265               54
     Accumulated deficit                                               (79,694)         (65,986)
                                                                      --------         --------
          Total stockholders' equity                                    12,315           25,519
                                                                      --------         --------

          Total liabilities and stockholders' equity                  $ 18,318         $ 34,030
                                                                      ========         ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SYMPHONIX DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three months ended     Nine months ended
                                                       ------------------     -----------------
                                                         September 30,          September 30,
                                                         -------------          -------------
                                                       2001        2000       2001        2000
                                                       ----        ----       ----        ----

Revenue                                              $    535    $    293    $  1,546    $    706
                                                     --------    --------    --------    --------

Costs and expenses:
     Cost of goods sold                                 1,342         573       3,665       2,331
     Research and development                           1,406       1,611       4,927       5,361
     Selling, general and administrative                1,817       2,217       7,318       5,685
                                                     --------    --------    --------    --------
          Total costs and expenses                      4,565       4,401      15,910      13,377
                                                     --------    --------    --------    --------
          Operating loss                               (4,030)     (4,108)    (14,364)    (12,671)

Interest income                                           271          75         747         329
Interest expense                                          (29)        (47)        (91)       (146)
                                                     --------    --------    --------    --------

Net loss                                             $ (3,788)   ($ 4,080)   $(13,708)   $(12,488)
                                                     ========    ========    ========    ========

Basic and diluted net loss per common share          $  (0.11)   $  (0.30)   $  (0.54)   $  (0.93)
                                                     ========    ========    ========    ========

Shares used in computing basic and diluted
net loss per common share                              33,399      13,475      25,190      13,413
                                                     ========    ========    ========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             SYMPHONIX DEVICES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)

                                                         Three months ended        Nine months ended
                                                         ------------------        -----------------
                                                            September 30,           September 30,
                                                            -------------           -------------
                                                           2001        2000        2001        2000
                                                         --------    --------    --------    --------
Net loss                                                 $ (3,788)   $ (4,080)   $(13,708)   $(12,488)

Change in unrealized gain on short-term investments            99           9         204          49

Translation adjustments                                        (1)         32           7          19
                                                         --------    --------    --------    --------
Comprehensive loss                                       $ (3,690)   $ (4,039)   $(13,497)   $(12,420)
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

                             SYMPHONIX DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Nine months ended September 30,
                                                                                  -------------------------------
                                                                                        2001            2000
                                                                                        ----            ----
Cash flows from operating activities:
     Net loss                                                                       $(13,708)       $(12,488)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Amortization of deferred compensation                                           34             229
          Stock based compensation                                                         -              16
          Depreciation and amortization                                                  590             592
          Amortization of premium on short-term investments                              125               -
          Gain on sale of short-term investments                                          (7)              -
          Changes in operating assets and liabilities:
                Accounts receivable                                                     (119)           (199)
                Inventories                                                            1,101            (989)
                Prepaid expenses and other current assets                                 93             383
                Accounts payable                                                        (569)            (37)
                Accrued compensation                                                    (131)            227
                Deferred revenue                                                        (281)           (230)
                Other accrued liabilities                                             (1,075)            731
                                                                                    --------        --------
                      Net cash used in operating activities                          (13,947)        (11,765)
                                                                                    --------        --------


Cash flows from investing activities
     Purchases of short-term investments                                             (27,380)         (3,656)
     Sales and maturities of short-term investments                                   13,326          10,550
     Purchases of property and equipment                                                (708)           (291)
     Increase in restricted cash                                                        (222)              -
     Change in other assets                                                               19               5
                                                                                    --------        --------
                      Net cash provided by (used in) investing activities            (14,965)          6,608
                                                                                    --------        --------

Cash flows from financing activities
     Payments on capital lease obligations                                                 -             (74)
     Payments on bank borrowings                                                        (375)           (375)
     Proceeds from issuance of common stock                                              238           5,146
     Payments on stockholders notes receivable                                            21             712
     Issuance of notes receivable to stockholder                                           -            (160)
                                                                                    --------        --------
                      Net cash provided by (used in) financing activities               (116)          5,249
                                                                                    --------        --------
Net increase (decrease) in cash and cash equivalents                                 (29,028)             92
Effect of exchange rates on cash and cash equivalents                                      7              19
Cash and cash equivalents, beginning of period                                        29,535           7,998
                                                                                    --------        --------
Cash and cash equivalents, end of period                                            $    514        $  8,109
                                                                                    ========        ========



Supplemental disclosure of non-cash financing activities
     Reversal of unrealized deferred compensation                                   $      -        $    245
                                                                                    ========        ========
     Cancellation of note receivable to stockholder for unvested restricted stock   $      -        $    107
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

                             SYMPHONIX DEVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001 of Symphonix Devices, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period.

These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 and footnotes thereto, included in the Company's Annual Report on Form 10-K.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant losses for the last several years. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

2. Computation of Basic and Diluted Net Loss per Common Share:

Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive. The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive (in thousands, except per share data):

                                                         Three months ended     Nine months ended
                                                         -------------------    -----------------
                                                           September 30,          September 30,
                                                           -------------          -------------
                                                          2001        2000        2001        2000
                                                          ----        ----        ----        ----
Numerator - Basic and Diluted
     Net loss                                         $ (3,788)   $ (4,080)   $(13,708)   $(12,488)
                                                      ========    ========    ========    ========


Denominator - Basic and Diluted
     Weighted average common shares outstanding         33,451      13,552      25,248      13,496


    Weighted average unvested common shares subject
    to repurchase                                          (52)        (77)        (58)        (83)
                                                      --------    --------    --------    --------
    Total                                               33,399      13,475      25,190      13,413
                                                      ========    ========    ========    ========


Basic and diluted net loss per common share           $  (0.11)   $  (0.30)   $  (0.54)   $  (0.93)
                                                      ========    ========    ========    ========

Antidilutive Securities:

Options to purchase common stock                         3,650       2,066       3,650       2,066
Common stock subject to repurchase                          48          73          48          73
Warrants                                                     7           7           7           7
                                                      --------    --------    --------    --------
                                                         3,705       2,146       3,705       2,146
                                                      ========    ========    ========    ========


3. Inventories:

     Inventories comprise (in thousands):

                                September 30, 2001           December 31, 2000
                                ------------------           -----------------


Raw materials                     $         207                 $        253
Work in progress                            611                        1,097
Finished goods                              115                          684
                                  -------------                 ------------
                                  $         933                 $      2,034
                                  =============                 ============

4. Restructuring Charge:

   In November 2000, the Company approved plans to restructure its operations in order to accelerate the Marketing and Distribution Agreement signed with Siemens in December 1999. In the fourth quarter of 2000, the Company recorded a charge of $509,000 in connection with the restructuring. The following table sets forth certain details associated with the net reorganization charges as of September 30, 2001 (in thousands of dollars):

                                   Accrual at                                        Accrual at
                                  December 31,          Cash                        September 30,
                                      2000            Payments        Adjustments       2001
                               ------------------------------------------------------------------
     Severance & benefits           $  262          $  (165)          $  (97)          $   0
     Facility charges                  111              (45)             (66)              0
     Other                             136             (136)               -               0
                                   -------         --------           ------          ------
                                    $  509          $  (346)         $  (163)          $   0
                                   =======         ========          =======          ======

    Severance and benefits represent the reduction of 10 sales and marketing employees in Europe. Facility charges include early termination costs associated with the closing of the international sales office and write-off of certain assets. In the three month periods ended March 31, 2001 and September 30, 2001, the Company reversed $82,000 and $81,000, respectively, of excess reorganization charges related to severance and facilities charges which are included in selling, general and administrative expenses in the statement of operations.

5.  Private Placement Purchase Price Adjustment:

    On July 2, 2001, certain stockholders who entered into the Common Stock Purchase Agreement (the "Agreement") dated September 18, 2000 exercised their right to a one-time adjustment to the original purchase price of the common stock in accordance with the Agreement. The one-time purchase price adjustment resulted in the issuance of an additional 14,336,000 shares of common stock to the investors at no additional cost.

6.  Recent Accounting Pronouncements:

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

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the condensed consolidated financial statements and footnotes thereto, and with the Company's audited financial statements for the year ended December 31, 2000 and the footnotes thereto.

Overview

    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes", "anticipates" or "plans to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Factors That May Affect Future Results."

    Symphonix Devices, Inc. develops, manufactures and markets the Vibrant Soundbridge, a proprietary line of hearing devices for the management of hearing impairment, a medical disorder that affects approximately 28 million people in the United States alone. The device consists of two components. One component is implanted in the middle ear and the other component is an external device worn behind the ear. Accordingly, we refer to this type of Vibrant Soundbridge as semi-implantable. Our Soundbridge products employ a middle ear implant technology designed to vibrate the small bones in the middle ear, enhancing the natural hearing process. Our Soundbridge products are currently being marketed in Europe in conjunction with our European distribution partner, Siemens Audiologische Technik GmbH, and have been approved by the U.S. Food and Drug Administration for use in the United States. A fully implantable line of Vibrant Soundbridge devices consisting of only one component that is implanted is currently in development. We believe that our Soundbridge technology overcomes the inherent limitations of traditional hearing devices and represents a novel approach in the management of hearing loss.

    In September 1996, we initiated clinical trials of the first-generation Vibrant Soundbridge in both the United States and Europe. In March 1998, we received permission in the European Union to market and sell the Vibrant Soundbridge, and we received FDA approval in August 2000 to market our product in the U.S Subsequent to FDA approval, the product was successfully launched to the U.S. otology community. Otologists are ear surgeons within the ear, nose and throat, or ENT, group of doctors. Through a technology alliance with Siemens, we have developed our fourth generation Vibrant Soundbridge, based on 8-channel, digital signal processing.

    The Company has established a United States sales and marketing organization which, as of September 30, 2001, is comprised of seventeen sales, marketing and clinical support personnel. Going forward, although the Company expects to continue to increase the number of otologists it works with, the Company also plans to initiate marketing efforts focused on audiologists--the health professionals who assess hearing problems and recommend hearing devices--and directly to those suffering hearing loss.

    The Company received the authorization to affix the CE Mark to the first generation Vibrant Soundbridge and the second generation Vibrant P Soundbridge in March 1998. The CE Mark allows the Company to market and sell its product in Europe. Authorization to affix the CE Mark to the Vibrant HF Soundbridge and the Vibrant D Soundbridge was received in July 1998 and in May 1999, respectively. The Company began selling activities for the Vibrant P Soundbridge and for the Vibrant D Soundbridge in the European Union in March 1998 and in June 1999, respectively. In August 2000, the Company received FDA approval for its premarket approval application, or PMA, for the Vibrant P and Vibrant D Soundbridges. In October 2000, Symphonix received its device license for the Vibrant Soundbridge from Health Canada. The device license allows the Company to market and sell its product in Canada.

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

     Symphonix has a limited operating history. Through September 30, 2001 the Company had not generated significant revenue from product sales. The Company expects to incur substantial losses through at least 2002. To date, the Company's principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings, an equipment lease financing and bank borrowings.

Results of Operations

     Revenue. Revenue was $0.5 million in the three months ended September 30, 2001 compared to $0.3 million in the three months ended September 30, 2000. Revenue was $1.5 million in the nine months ended September 30, 2001 compared to $0.7 million in the nine months ended September 30, 2000. Revenue in these periods was the result of selling activities to distributors and direct sales in Europe and direct sales in the United States. The increase in revenue is primarily due to increased investments in sales and marketing activities and due to the Company receiving FDA approval to commercially market its products in the United States. Revenue in the nine months ended September 30, 2001 and 2000 included $283,000 and $272,000, respectively, representing the amortization of the difference between the purchase price and fair value of the Company's common stock purchased by Siemens in connection with a Marketing and Distribution Agreement. The remaining deferred income will be amortized over the life of the agreement.

     Cost of Goods Sold. Cost of goods sold increased to $1.3 million for the three months ended September 30, 2001 from $0.6 million for the three months ended September 30, 2000 and increased to $3.7 million for the nine months ended September 30, 2001 from $2.3 million for the nine months ended September 30, 2000. The increases in cost of goods sold are primarily due to increased product sales. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and provisions for warranty.

     Research and Development Expenses. Research and development expenses were $1.4 million in the three months ended September 30, 2001 compared to $1.6 million in the three months ended September 30, 2000. Research and development expenses were $4.9 million for the nine months ended September 30, 2001 compared to $5.4 million for the nine months ended September 30, 2000. Spending for the nine months ended September 30, 2001 decreased by $0.5 million compared to the same period ended September 30, 2000 due to lower clinical trial activity for the Company's Vibrant Soundbridge. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications. The Company expects to continue to invest in research and development in the remainder of 2001 primarily in the development of the totally implantable version of the Soundbridge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.8 million in the three months ended September 30, 2001 compared to $2.2 million in the three months ended September 30, 2000 and were $7.3 million for the nine months ended September 30, 2001 compared to $5.7 million for the nine months ended September 30, 2000. The $0.4 million decrease for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was due to the shift in European distribution and marketing activities beginning in 2001 to Siemens. The $1.6 million increase for the nine months ended September 30, 2001 compared to the same period ended September 30, 2000 was primarily due to the presence of a sales force in the U.S. in 2001 and not in 2000. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs. The Company expects to continue investing in these areas in developing a U.S. sales and marketing organization and associated programs for the remainder of 2001.

     Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of the Company's common stock on the options' grant dates. Deferred compensation expense, net of terminated employees, attributed to such options was $34,000 during the nine months ended September 30, 2001 compared to $229,000 during the nine months ended September 30, 2000.

     Interest Income (Expense). Interest income, net of expense, increased to $0.2 million in the three months ended September 30, 2001 from $0.03 million in the three months ended September 30, 2000 and increased to $0.7 million for the nine months ended September 30, 2001 compared to $0.2 million in the nine months ended September 30, 2000. The increase in net interest income was due to the increase in the Company's cash and short-term investment balances resulting from the Company's private equity financings in September and November 2000 of $30.9 million. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates.

     Income Taxes. To date, the Company has not incurred any U.S. income tax obligations. At December 31, 2000, the Company had net operating loss carryforwards of approximately $58.0 million for federal and $28.4 million for state income tax purposes, which will expire at various dates through 2020 and 2010, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. Federal and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, if certain changes in the beneficial ownership of the Company's outstanding common stock occur. Such events could limit the future of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling approximately $62.5 million, from equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million. At September 30, 2001, the Company had $12.0 million in working capital, and its primary source of liquidity was $14.7 million in cash and cash equivalents and short-term investments. Additionally, the Company had $222,000 of restricted cash held in certificates of deposit as collateral for letters of credit.

     Symphonix used $13.9 million in cash for operations in the nine months ended September 30, 2001, compared to $11.8 million in the nine months ended September 30, 2000 primarily in funding its operating losses.

     Capital expenditures, primarily related to the Company's research and development and manufacturing activities, were $708,000 and $291,000 in the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, the Company did not have any commitments for capital expenditures.

     The Company has a loan agreement with a bank that provides for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At September 30, 2001, the Company had borrowings of $1.1 million and an outstanding letter of credit in the amount of $97,000 under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

     The Company intends to expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of its research and development efforts and preclinical and clinical activities, the time and costs of obtaining regulatory approvals, the progress and cost of commercialization of products currently under development, market acceptance and demand for the Company's products and other factors not within the Company's control. While the Company believes that its existing capital will be sufficient to fund its operations and its capital investments through September 2002, the Company may require additional financing beyond that time. Such additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. Or, if available, such financing may be dilutive to stockholders. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

Factors That May Affect Future Results

We have a history of losses and negative cash flows, and we may never be profitable.

     We have incurred losses every year since we began operations in 1994. At September 30, 2001, we had an accumulated deficit of $79.7 million. This deficit resulted primarily from expenses we incurred from dedicating substantially all of our resources to research and development, clinical trials, establishment of European and United States sales and marketing organizations and the initiation of sales and marketing activities in Europe and the United States. Even though Vibrant P and Vibrant D Soundbridges became available for sale in the European Union in 1998 and in the United States and Canada in 2000, we have not generated significant revenues from product sales to date. We may never realize significant product revenues.

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

Symphonix may be delisted on the Nasdaq National Market.

     The minimum per share bid price required under marketplace Rule 4450(a)(5) to maintain a listing on the Nasdaq National Market is $1.00. Our common stock has traded below $1.00 since August 2, 2001. Accordingly, our common stock may be delisted from the Nasdaq National Market. A delisting could impair our ability to raise additional working capital. If we are able to raise additional capital, the terms may not be favorable and your investment may be diluted. Furthermore, because prices for delisted stock are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

If we fail to successfully develop and commercialize our next generation of Vibrant Soundbridge products, we may not achieve profitability.

     Although we have offered the semi-implantable Vibrant Soundbridge for sale in Europe since 1998 and in the United States since late 2000, we have not realized significant revenues to date from the sale of this product. Our success depends on our ability to successfully commercialize an improved semi-implantable Soundbridge as well as a totally implantable Soundbridge. Our Vibrant HF and totally-implantable Soundbridge, currently under development, will require additional development, clinical trials and regulatory approval prior to commercialization. Successful completion of clinical trials for the Vibrant HF and totally-implantable Soundbridge products may never occur. Completion of clinical trials may be delayed by many factors, including research and development difficulties, slower than anticipated patient enrollment or adverse events occurring during clinical trials. Any delays in our clinical trials or any failure to obtain regulatory approval for these next generation Soundbridge products would impair our ability to achieve profitability. We may not be able to secure additional funding to support our substantial future capital requirements.

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

     We believe that the net proceeds of approximately $31.0 million from the private placements of securities to Siemens Audiologische Technik GmbH and other investors completed in 2000, together with our previously existing capital resources and projected interest income, will be sufficient to fund our operations and capital investments through September 2002. However, we may require additional financing after that time. Such additional financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of some of our products, to license to third parties the rights to commercialize some products or technologies that we would otherwise seek to commercialize for ourselves, or to reduce the marketing, customer support or other resources devoted to some of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

 .  the FDA may change its approval policies or adopt new regulations; and

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

     Several university research groups and development-stage companies have active research or development programs related to direct drive devices for sensorineural hearing loss. Otologics, LLC has developed a semi-implantable direct drive device for sensorineural hearing loss called the middle ear transducer. This device has begun the FDA regulatory process and initiated multicenter clinical trials. Otologics has recently obtained the CE Mark in Europe that allows the company to market and sell its product in Europe. The Company believes St. Croix Medical, Inc. has begun clinical trials in Europe and has recently received an IDE approval to begin clinical studies on its fully implantable pizo electric device for sensorineural hearing loss. Soundtec, Inc. has completed clinical trials in the United States on a hybrid implantable/ear canal based hearing aid and has recently obtained FDA approval to market their product in the U.S. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than we have. If we fail to compete effectively with any or all of these companies and products, we will not achieve profitability.

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

     We depend on Siemens Audiologische Technik GmbH to market and distribute our product in Europe. During the seven months ended July 2001, the products sold under our marketing and distribution collaboration with Siemens in Europe accounted for approximately $500,000, or 49.5%, of our total product revenues over the same period. The marketing and distribution agreement which governs this arrangement remains effective until December 1, 2004, and is subject to automatic renewal for successive one-year periods thereafter unless terminated by either Symphonix or Siemens with at least 12 months' prior written notice. The marketing and distribution agreement may be terminated sooner if Symphonix or Siemens fails to cure a material breach within 30 days' of notice of the breach, upon insolvency or bankruptcy of Symphonix or Siemens, or if Symphonix is acquired.

     We also depend on Siemens to provide integrated circuits and software for use in our Soundbridge products. The supply agreement which governs this arrangement remains effective until September 30, 2004, and is subject to automatic renewal for successive one-year periods thereafter unless terminated by either Symphonix or Siemens with at least three months' prior written notice. The supply agreement may also be terminated sooner if Symphonix or Siemens fails to cure a material breach within 30 days' of notice of the breach.

     In addition to marketing and distributing our products in Europe, Siemens also manufactures and distributes its own acoustic hearing aids. Since the hearing aids manufactured and distributed by Siemens are competitive products to our Soundbridge products, Seimens could have an incentive to breach or terminate our agreements. Termination or breach by Seimens of either its marketing and distribution agreement or supply agreement with us could delay or stop the commercialization of our products.

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

     Our future success depends, in significant part, upon the continued service of key scientific, technical, sales and marketing, and management personnel. Competition for such personnel is intense. There can be no assurance that we can retain our key scientific, technical, sales and marketing and managerial personnel or that we can attract, assimilate or retain other highly qualified scientific, technical, sales and marketing, and managerial personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel could impair our ability to commercialize our Vibrant Soundbridge products and develop future products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the Company's exposure to market risk since December 31, 2000.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities and Use of Proceeds.

     On July 2, 2001, certain stockholders who entered into the Common Stock Purchase Agreement (the "Agreement") dated September 18, 2000 exercised their right to a one-time adjustment to the original purchase price of the common stock in accordance with the Agreement. The one-time purchase price adjustment resulted in the issuance of an additional 14,336,000 shares of common stock to the investors at no additional cost.

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

     None

        (b) Reports on Form 8-K

     On July 2, 2001, Symphonix Devices, Inc. filed a report on Form 8-K announcing that stockholders who entered into the Common Stock Purchase Agreement dated September 18, 2000 with Symphonix exercised their right to a one-time adjustment to the purchase price under the agreement. The effect of the price adjustment was to increase the number of shares of common stock issued to the investors under the agreement from 6.4 million to 20.7 million, at no additional cost to the investors. As a result, the shares of common stock outstanding increased from approximately 21.0 million shares to approximately
35.4 million shares, and the investors own approximately 58% of the outstanding shares of Symphonix common stock.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2001            SYMPHONIX DEVICES, INC.

                                    /s/ Kirk B. Davis
                                    --------------------------------------------
                                    Kirk B. Davis
                                    Chairman of the Board, President and Chief
                                    Executive Officer

                                    /s/ Terence J. Griffin
                                    --------------------------------------------
                                    Terence J. Griffin

                                    Vice President Finance and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer