Form 10-K405/A
period 2000-12-31
SYMPHONIX DEVICES INC
filed 2001-11-30
CIK 930481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                AMENDMENT NO. 3

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

   At March 16, 2001, registrant had outstanding 21,026,836 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Amendment No. 3 on Form 10-K/A amends and restates certain disclosure contained in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001 and amended on September 26, 2001 and November 8, 2001. Specifically, this filing amends and restates Items 7, 7A, 8, and 13 of
Part II of the Annual Report on Form 10-K.

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

  Cost of goods sold. Costs of goods sold were $3.1 million, $4.1 million and $1.7 million in the years ended December 31, 2000, 1999 and 1998, respectively, and represents the direct cost of the products sold as well as warranty provisions and production variances. Warranty expense is computed based on the number of audio processor units outstanding. In 1999, when these units began shipping, the Company reserved approximately 65% of the units outstanding, representing $320,000 in warranty provision less $72,000 in warranty cost charged against the provision. In 2000, the Company reserved approximately 58% of units outstanding, representing $1,248,000 in warranty provision less $377,000 in warranty cost charged against the provision. The decrease in percentage of units outstanding reserved is due to fewer units covered by the warranty as a percentage of units outstanding.


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

  As of December 31, 2000, Siemens owed Symphonix $237,404 under the marketing and distribution agreement. For the year ended December 31, 2000, Siemens paid Symphonix $362,120 under the marketing and distribution agreement, and Symphonix paid Siemens $248,100 under the supply agreement. The nature and terms of the original and revised marketing and distribution agreements, as well as a related supply agreement, with Siemens are as follows:


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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of November 2001.


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


             Signature                           Title                 Date
             ---------                           -----                 ----
       /s/ Kirk B. Davis             Chairman, President, Chief    November 30, 2001
____________________________________  Executive Officer and
           Kirk B. Davis              Director


     /s/ Terence J. Griffin          Vice President, Finance and   November 30, 2001
____________________________________  Chief Financial Officer
         Terence J. Griffin


      /s/ Geoffrey R. Ball*          Vice President and CTO        November 30, 2001
____________________________________
          Geoffrey R. Ball


        /s/ B. J. Cassin*            Director                      November 30, 2001
____________________________________
            B. J. Cassin


      /s/ Martin Friedman*           Director                      November 30, 2001
____________________________________
          Martin Friedman

             Signature                           Title                 Date
             ---------                           -----                 ----

        /s/ Adele Oliva*             Director                 November 30, 2001
____________________________________
            Adele Oliva


        /s/ Roger Radke*             Director                 November 30, 2001
____________________________________
            Roger Radke


* By:  /s/ Terence J. Griffin
     _______________________________
           Terence J. Griffin
           Attorney-in-fact