Form 10-Q
period 2002-03-31
SYMPHONIX DEVICES INC
filed 2002-05-15
CIK 930481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 000-23767

SYMPHONIX DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0376250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 Zanker Road
San Jose, California 95131-1107
(Address of principal executive offices, including zip code)

(408) 232-0710
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of March 31, 2002; 35,635,000 shares of the registrant’s common stock were outstanding.

SYMPHONIX DEVICES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$376	$1,343
Short-term investments	7,527	10,774
Restricted cash	590	—
Accounts receivable, net	220	329
Inventories	692	656
Prepaid expenses and other current assets	754	566

Total current assets	10,159	13,668
Property and equipment, net	1,158	1,313
Restricted cash	510	174

Total assets	$11,827	$15,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351	$451
Accrued compensation	494	976
Other accrued liabilities	2,463	2,708
Current portion of bank borrowings	500	500

Total current liabilities	3,808	4,635
Deferred revenue	645	732
Bank borrowings, less current portion	375	500

Total liabilities	4,828	5,867

Stockholders’ equity:
Common stock	36	36
Notes receivable from stockholders	(400)	(400)
Additional paid-in capital	92,068	92,107
Accumulated other comprehensive income	121	260
Accumulated deficit	(84,826)	(82,715)

Total stockholders’ equity	6,999	9,288

Total liabilities and stockholders’ equity	$11,827	$15,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenue	$480	$576

Costs and expenses:
Costs of goods sold	636	1,188
Research and development	876	1,651
Selling, general and administrative	1,323	2,843

Total costs and expenses	2,835	5,682

Operating loss	(2,355)	(5,106)
Interest income	266	287
Interest expense	(22)	(34)

Net loss	$(2,111)	$(4,853)

Basic and diluted net loss per common share	$(0.06)	$(0.23)

Shares used in computing basic and diluted net loss per common share	35,595	20,974

The accompanying notes are an integral part of these condensed consolidated financial statements

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Net loss	$(2,111)	$(4,853)
Change in unrealized gain (loss) on short-term investments	(130)	63
Translation adjustments	(9)	7

Comprehensive loss	$(2,250)	$(4,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,111)	$(4,853)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred compensation	—	34
Depreciation and amortization	166	183
Amortization of premium on short-term investments	32	24
Gain on sale of short-term investments	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	109	51
Inventories	(36)	152
Prepaid expenses and other current assets	(188)	(642)
Accounts payable	(100)	356
Accrued compensation	(482)	(508)
Deferred revenue	(87)	(95)
Other accrued liabilities	(245)	(526)

Net cash used in operating activities	(2,982)	(5,824)

Cash flows from investing activities:
Purchases of short-term investments	—	(22,236)
Sales and maturities of short-term investments	3,125	2,012
Purchases of property and equipment	(11)	(315)
Increase in restricted cash	(926)	(271)
Change in other assets	—	2

Net cash provided by (used in) investing activities	2,188	(20,808)

Cash flows from financing activities:
Payments on bank borrowings	(125)	(125)
Proceeds (issuance costs) from issuance of common stock, net	(39)	178

Net cash provided by (used in) financing activities	(164)	53

Net decrease in cash and cash equivalents	(958)	(26,579)
Effect of exchange rates on cash and cash equivalents	(9)	7
Cash and cash equivalents, beginning of period	1,343	29,535

Cash and cash equivalents, end of period	$376	$2,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002 of Symphonix Devices, Inc. (the “Company” or “Symphonix”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002, or any future interim period.

These financial statements and notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 and footnotes thereto, included in the Company’s Annual Report on Form 10-K.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant losses for the last several years. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31,
	2002	2001
Numerator—Basic and Diluted
Net loss	$(2,111)	$(4,853)

Denominator—Basic and Diluted
Weighted average common shares outstanding	35,635	21,038
Weighted average unvested common shares subject to repurchase	(40)	(64)

Total	$35,595	$20,974

Basic and diluted net loss per common share	$(0.06)	$(0.23)

Antidilutive Securities:
Options to purchase common stock	4,951	2,613
Common stock subject to repurchase	35	60
Warrants	7	7

	4,993	2,680

3.    Inventories:

Inventories comprise (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$242	$227
Work in progress	375	340
Finished goods	75	89

	$692	$656

4.    Restricted Cash:

In March 2002, the Company placed $926,000 in a certificate of deposit with a financial institution to comply with existing loan covenants as outlined in the amended loan agreement. The amount required to be held in a certificate of deposit will be reduced as the Company makes payments on the outstanding loan balance.

5.    Recent Accounting Pronouncements:

In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 did not have a material effect on the financial position or results of operations of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS 144 did not have a material impact on the financial position or results of operations of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and footnotes thereto, and with Symphonix’s audited financial statements for the year ended December 31, 2001 and the footnotes thereto.

Overview

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that the company “believes”, “anticipates” or “plans to...” as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under “Factors That May Affect Future Results.”

Symphonix has developed a family of proprietary implantable Soundbridges for the management of mild to severe hearing impairment. Our family of Vibrant Soundbridges is based on our patented core FMT technology. Late in 2000, we received approval from the Food and Drug Administration to commercially market our products in the United

States. Subsequent to FDA approval, our products were successfully launched to the otology community. Otologists are ear surgeons within the ear, nose and throat group of doctors.

Symphonix has established a United States sales and marketing organization which, as of March 31, 2002, was comprised of sixteen sales, marketing and clinical support personnel. Symphonix has initiated marketing efforts focused on otologists, audiologists—the health professionals who assess hearing problems and recommend hearing devices—and directly to those suffering hearing loss.

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

Symphonix has a limited operating history. Through March 31, 2002 Symphonix had not generated significant revenue from product sales. Symphonix expects to incur substantial losses through at least 2002. To date, Symphonix’s principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings including investments by Siemens, an equipment lease facility and bank borrowings.

Results of Operations

Revenue.    Revenue was $0.5 million in the three months ended March 31, 2002 compared to $0.6 million in the three months ended March 31, 2001. Revenue in these periods was the result of selling activities to distributors in Europe and direct sales in the United States. Revenue in each of the three months ended March 31, 2002 and 2001 included $94,000, representing the amortization of the difference between the purchase price and fair value of the Company’s common stock purchased by Siemens in connection with a Marketing and Distribution Agreement. The remaining deferred revenue will be amortized on a straight line basis over the life of the agreement.

Costs of Goods Sold.    Costs of goods sold decreased to $0.6 million for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001 primarily due to lower manufacturing overhead and direct labor costs. Costs of goods sold represents the direct cost of the products sold as well as manufacturing variances and provisions for warranty. For the three months ended March 31, 2002, Symphonix charged $50,000 in warranty costs against accrued warranty. Due to the recent implementation of serviceability and reliability improvements we expect that our warranty costs on a per unit basis will decline on a go forward basis.

Research and Development Expenses.    Research and development expenses were $0.9 million in the three months ended March 31, 2002 compared to $1.7 million in the three months ended March 31, 2001. The $0.8 million decrease was due to the completion of a number of key research and development milestones during 2001 and the reduced level of investment in the totally-implantable Vibrant Soundbridge which resulted in lower headcount, consulting and project costs during the three months ended March 31, 2002 compared to the same period ended March 31, 2001. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $1.3 million in the three months ended March 31, 2002 compared to $2.8 million in the three months ended March 31, 2001. The $1.5 million decrease for the three months ended March 31, 2002 was primarily due to certain marketing activities in support of the Company’s product introduction post FDA approval which occurred in 2001 and not in 2002. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs.

Interest Income (Expense).    Interest income, net of expense, decreased to $0.2 million in the three months ended March 31, 2002 from $0.3 million in the three months ended March 31, 2001. The decrease in net interest income was due to the decrease in the Company’s cash and short-term investment balances as well as a decrease in interest rates. Interest earned in the future will depend on the Company’s funding cycles and prevailing interest rates.

Income Taxes.    To date, the Company has not incurred any U.S. income tax obligations. At December 31, 2001, the Company had net operating loss carryforwards of approximately $74.9 million for federal and $39.0 million for state income tax purposes, which will expire at various dates through 2021 and 2011, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. Federal and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of the Company’s outstanding common stock occur. Such events could limit the future of the Company’s net operating loss carryforwards.

Liquidity and Capital Resources

Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, net of issuance costs, from the private sale of equity securities totaling approximately $62.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million. At March 31, 2002, the Company had $6.4 million in working capital, and its primary source of liquidity was $7.9 million in cash and cash equivalents and short-term investments. Additionally, the Company had $1.1 million of short-term and long-term restricted cash held in certificates of deposit as collateral for a bank loan and letters of credit.

Symphonix used $3.0 million in cash for operations in the three months ended March 31, 2002, compared to $5.8 million in the three months ended March 31, 2001 primarily in funding its operating losses.

Capital expenditures, primarily related to the Company’s research and development and manufacturing activities, were $11,000 and $315,000 in the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, the Company did not have any material commitments for capital expenditures.

The Company has a loan agreement with a bank that provided for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At March 31, 2002, the Company had borrowings outstanding of $875,000, outstanding letters of credit in the amount of $225,000 and no amounts available for future borrowings under the loan agreement. Borrowings under the loan agreement are repayable over four years and commenced in January 2000.

Although Symphonix has reduced its spending on research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products during the three months ended March 31, 2002 as compared to recent prior quarters, these expenditures could increase in the future. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including: market acceptance and demand for Symphonix’s products in the United States and internationally, the availability of third party reimbursement, the progress of Symphonix’s research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, and other factors not within Symphonix’s control. While Symphonix believes that its existing capital will be sufficient to fund its operations and its capital investments through 2002, Symphonix may require additional financing beyond that time and there can be no assurance that financing will be available. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to Symphonix, or at all, or that such financing will not be dilutive to stockholders. If adequate funds are not available, Symphonix could be required to delay development or commercialization of certain of its products, license to third parties the rights to commercialize certain products or technologies that Symphonix would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, any of which could have a material adverse effect on Symphonix’s business, financial condition and results of operations.

Factors That May Affect Future Results

Symphonix may be Delisted on the Nasdaq National Market.

To maintain a listing on the NASDAQ National Market, a company must maintain a minimum bid price per share of $1.00 as required under Marketplace Rules 4450(a)(2) and 4450(a)(5). Our common stock has traded below $1.00 since August 2, 2001. On February 14, 2002 we received a letter from the NASDAQ National Market informing us that we have until May 15, 2002, to regain compliance or apply to list our securities on the NASDAQ SmallCap Market. Symphonix intends to list its securities on the NASDAQ SmallCap Market. Like the NASDAQ’s National Market, the NASDAQ SmallCap Market is a NASDAQ regulated exchange with its own set of maintenance requirements. We can provide no assurance that in the future we would be able to meet the maintenance requirements of the NASDAQ SmallCap Market.

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

We have incurred losses every year since we began operations in 1994. At March 31, 2002, we had an accumulated deficit of $84.8 million. This deficit resulted primarily from expenses we incurred from dedicating substantially all of our resources to research and development, clinical trials and establishment of a U.S. sales and marketing organization. The Vibrant P, Model 302 and Vibrant D, Model 304 Soundbridges became available for sale in the European Union in 1998 and in the United States and Canada in 2000. Symphonix was authorized to begin marketing the Vibrant D, Model 404 in Europe in May 2000 and received Premarket Approval by the FDA in January 2001. However, we have not generated significant revenues from product sales to date. We may never realize significant product revenues. Even if we do achieve significant product revenues, we may never be profitable. We expect our operating losses to continue at least through the year 2002 as we continue to, among other things:

•	invest in sales and marketing capabilities;

•	establish commercial-scale manufacturing capabilities;

•	continue research and development activities; and

•	conduct clinical trials in support of regulatory approvals.

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

If our Soundbridge Products do not Achieve Market Acceptance, our Business may Fail.

We have sold the semi-implantable Vibrant Soundbridge in Europe since 1998 and in the United States since 2000 and, as of March 31, 2002, have sold approximately 825 units. This product has not yet achieved market acceptance and may never achieve market acceptance. Market acceptance of our current and future Soundbridge products will depend upon their acceptance by the medical community and patients as safe, effective, and cost-effective compared to other devices. Our Soundbridge products may not be preferable alternatives to existing or future products, some of which, such as the acoustic hearing aid, do not require surgery. Patient acceptance of our Soundbridge products will depend in part upon physician, audiologist and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches. Prior to undergoing surgery for the implantation of our Soundbridge, a patient may speak with a number of medical professionals, including the patient’s primary care physician, an audiologist, an ear, nose and throat specialist, as well as surgeons who specialize in ear surgery. The failure by any of these medical professionals to favorably recommend our products and the surgery required to implant the Soundbridge could limit the number of potential patients who are introduced to an ear surgeon as candidates for our Soundbridge products. If our Soundbridge products do not achieve market acceptance, our business may fail.

We may not be able to Secure Additional Funding to Support our Substantial Future Capital Requirements.

We will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of our products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend upon several factors not within our control, including:

•	market acceptance and demand for our products in the United States and internationally;

•	competing technological and market developments;

•	the progress of our research and development efforts and preclinical and clinical activities;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in filing, prosecuting and enforcing patent claims; and

•	the progress and cost of commercialization of products currently under development.

We believe that our cash, cash equivalents, short-term investments and restricted cash of approximately $8.5 million at March 31, 2002 will be sufficient to fund our operations and capital investments through 2002. However, we may require additional financing after that time. Such additional financing, if required, may not be available on a timely basis on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of some of our products, to license to third parties the rights to commercialize some products or technologies that we would otherwise seek to commercialize for ourselves, or to reduce the marketing, customer support or other resources devoted to some of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we Fail to Successfully Develop and Commercialize our next Generation of Vibrant Soundbridge Products, we may not Achieve Profitability.

Although we have offered the semi-implantable Vibrant Soundbridge for sale in Europe since 1998, we have not realized significant sales revenues to date. Our success depends on our ability to successfully commercialize an improved semi-implantable Soundbridge and may also depend on the success of a totally implantable Soundbridge. Our totally-implantable Soundbridge, currently under development, will require additional development, clinical trials and regulatory approval prior to commercialization. Successful completion of clinical trials for the totally-implantable Soundbridge products may never occur. Completion of clinical trials my be delayed by many factors, including research and development difficulties, slower than anticipated patient enrollment or adverse events occurring during clinical trials. Any delays in our clinical trials or any failure to obtain regulatory approval for these next generation Soundbridge products would impair our ability to achieve profitability.

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

Several companies have active research and development and marketing programs related to alternative direct drive devices, which employ a middle ear implant designed to vibrate the small bones in the middle ear for sensorineural hearing loss. This type of hearing loss is the most common form of hearing loss that affects the majority of the 28 million people in the United States who suffer from hearing loss. Otologics, LLC, has developed a semi-implantable direct drive device for sensorineural hearing loss called the Middle Ear Transducer (MET). This device has begun the FDA regulatory process and initiated multicenter clinical trials. Otologics has recently obtained the CE Mark in Europe that allows the company to market and sell its product in Europe. Symphonix believes that St. Croix has begun clinical trials in Europe and has recently received an IDE approval to begin clinical studies on its fully implantable pizo electric device for sensorineural hearing loss. Soundtec, Inc., has completed clinical trials in the United States on a hybrid implantable/ear canal based hearing aid and has recently obtained FDA approval to market their product in the U.S. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than we have. If we fail to compete effectively with any or all of these companies and products, we will not achieve profitability.

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

We may fail to build a direct sales force or marketing organization that is cost effective or successful. In addition, there can be no assurance that we will be able to enter into distribution agreements similar to our agreement with Siemens on a timely basis on terms acceptable to us, or at all, or that potential distributors will develop adequate resources to sell our products. If we fail to establish an adequate direct sales force domestically and in select international markets, or to enter into successful distribution relationships, we will have difficulty selling our products and our business may fail.

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

We depend on Siemens Audiologische Technik GmbH to market and distribute our product in Europe. For the three months ended March 31, 2002, the products sold under our marketing and distribution collaboration with Siemens in Europe accounted for approximately $0.2 million or 45.0%, of our total product revenues over the same period. The marketing and distribution agreement which governs this arrangement remains effective until December 1, 2004, and is subject to automatic renewal for successive one-year periods thereafter unless terminated by either Symphonix or Siemens with at least 12 months’ prior written notice. The marketing and distribution agreement may be terminated sooner if Symphonix or Siemens fails to cure a material breach within 30 days’ of notice of the breach, upon insolvency or bankruptcy of Symphonix or Siemens, or if Symphonix is acquired.

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

If We Cannot Retain Or Hire Key Personnel, Our Business Will Suffer.

Our future success depends in significant part upon the continued service of key sales and marketing, management, and technical personnel. Competition for such personnel is intense. There can be no assurance that we can retain our key sales and marketing, managerial, and technical personnel or that we can attract, assimilate or retain other highly qualified sales and marketing, managerial, and technical personnel in the future. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel could impair our ability to commercialize our Vibrant Soundbridge products and develop future products.

Complications May Result From The Use Of Our Soundbridge Products, And Insurance May Be Insufficient Or Unavailable To Cover Potentially Significant Product Liability Expenses If We Are Sued.

Our business involves the inherent risk of product liability claims. We maintain limited product liability insurance at coverage levels which we believe to be commercially reasonable and adequate given our current operations. However, this insurance may not be available in the future on commercially reasonable terms, or at all. Even if it is available, it may not be adequate to cover liabilities that may arise. If we are sued for an injury caused by our products, the resulting liability could result in significant expense, which could harm our business, financial condition and cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. The Company had no holdings of derivative financial or commodity instruments at March 31, 2002. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company’s investment portfolio. The Company’s fixed rate debt obligations are subject to interest rate risk but due to the minimal amount of debt, the risk is insignificant. An increase in interest rates would not significantly affect the Company’s net loss. Much of the Company’s revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable resulting from these transactions may contribute to fluctuations in our operating results. However, these transactions in other currencies were not material relative to transactions in U.S. dollars. At March 31, 2002, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company’s financial position, results of operations or cash flows.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

In late 2001, Symphonix filed a complaint in the Northern District of California against Soundtec, Inc., the Central Ear Research Institute (CERI) and three senior Soundtec executives alleging actions that include misappropriation of trade secrets, breach of contract and inducing breach of contract. Central to the complaint is Symphonix’s contention that Soundtec and its three executives utilized Symphonix’s confidential, proprietary and trade secret information to develop and market the Direct System™, Soundtec’s implantable middle ear hearing device. Prior to their tenure at Soundtec, the three executives named in the complaint were employed by CERI, which, in December 1994, entered into an agreement to undertake a research and development project with Symphonix on the development of an implantable hearing device. The agreement permanently transferred exclusive rights to Symphonix for all technology developed during the research period. It further required that CERI disclose and permanently transfer rights to Symphonix for all improvements invented, developed or otherwise acquired by CERI for five years after termination of the agreement. Two of the named executives in the complaint executed this agreement on CERI’s behalf. Soundtec was founded in March 1997, five months after CERI terminated its agreement with Symphonix. Among other requests, Symphonix is seeking to restrain Soundtec from selling its Direct System device for a period of two years and to collect related damages.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMPHONIX DEVICES, INC.

By:	/s/ KIRK B. DAVIS
Kirk B. Davis
Chairman of the Board, President and Chief Executive Officer

By:	/s/ TERENCE J. GRIFFIN
Terence J. Griffin
Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer

Date:    May 15, 2002