Form 10-Q
period 2002-06-30
SYMPHONIX DEVICES INC
filed 2002-08-13
CIK 930481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

COMMISSION FILE NO. 000-23767

SYMPHONIX DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0376250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 ZANKER ROAD
SAN JOSE, CALIFORNIA 95131-1107
(Address of principal executive offices, including zip code)

(408) 232-0710
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of June 30, 2002; 35,827,000 shares of the Registrant’s Common Stock were outstanding.

SYMPHONIX DEVICES, INC.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,636	$1,343
Short-term investments	4,060	10,774
Restricted cash	549	—
Accounts receivable, net	274	329
Inventories	794	656
Prepaid expenses and other current assets	580	566

Total current assets	7,893	13,668
Property and equipment, net	1,002	1,313
Restricted cash	385	174

Total assets	$9,280	$15,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$526	$451
Accrued compensation	444	976
Other accrued liabilities	1,786	2,708
Current portion of bank borrowings	500	500

Total current liabilities	3,256	4,635
Deferred revenue	549	732
Bank borrowings, less current portion	250	500

Total liabilities	4,055	5,867

Stockholders’ equity:
Common stock	36	36
Notes receivable from stockholders	(400)	(400)
Additional paid-in capital	92,109	92,107
Accumulated other comprehensive income	68	260
Accumulated deficit	(86,588)	(82,715)

Total stockholders’ equity	5,225	9,288

Total liabilities and stockholders’ equity	$9,280	$15,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$513	$435	$993	$1,011

Costs and expenses:
Cost of goods sold	233	1,135	869	2,323
Research and development	502	1,870	1,378	3,521
Selling, general and administrative	1,649	2,658	2,972	5,501

Total costs and expenses	2,384	5,663	5,219	11,345

Operating loss	(1,871)	(5,228)	(4,226)	(10,334)
Interest income	121	190	387	476
Interest expense	(12)	(29)	(34)	(62)

Net loss	$(1,762)	$(5,067)	$(3,873)	$(9,920)

Basic and diluted net loss per common share	$(0.05)	$(0.24)	$(0.11)	$(0.47)

Shares used in computing basic and diluted net loss per common share	35,730	21,061	35,663	21,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(1,762)	$(5,067)	$(3,873)	$(9,920)
Change in unrealized gain on short-term investments	(44)	42	(174)	105
Translation adjustments	(9)	1	(18)	8

Comprehensive loss	$(1,815)	$(5,024)	$(4,065)	$(9,807)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,873)	$(9,920)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred compensation	—	34
Depreciation and amortization	328	398
Amortization of premium on short-term investments	46	76
Gain on sale of short-term investments	(48)	—
Changes in operating assets and liabilities:
Accounts receivable	55	(56)
Inventories	(138)	340
Prepaid expenses and other current assets	(14)	(77)
Accounts payable	75	(164)
Accrued compensation	(532)	(371)
Deferred revenue	(183)	(189)
Other accrued liabilities	(922)	(535)

Net cash used in operating activities	(5,206)	(10,464)

Cash flows from investing activities
Purchases of short-term investments	—	(26,879)
Sales and maturities of short-term and long-term investments	6,542	12,010
Purchases of property and equipment	(17)	(613)
Increase in restricted cash	(760)	(222)
Change in other assets	—	2

Net cash provided by (used in) investing activities	5,765	(15,702)

Cash flows from financing activities
Payments on bank borrowings	(250)	(250)
Proceeds from issuance of common stock	2	262
Payments on stockholders notes receivable	—	21

Net cash provided by (used in) financing activities	(248)	33

Net increase (decrease) in cash and cash equivalents	311	(26,133)
Effect of exchange rates on cash and cash equivalents	(18)	8
Cash and cash equivalents, beginning of period	1,343	29,535

Cash and cash equivalents, end of period	$1,636	$3,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of June 30, 2002 of Symphonix Devices, Inc. (the “Company” or “Symphonix”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002, or any future interim period.

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

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator—Basic and Diluted
Net loss	$(1,762)	$(5,067)	$(3,873)	$(9,920)

Denominator—Basic and Diluted
Weighted average common shares outstanding	35,763	21,119	35,699	21,079
Weighted average unvested common shares subject to repurchase	(33)	(58)	(36)	(61)

Total	35,730	21,061	35,663	21,018

Basic and diluted net loss per common share	$(0.05)	$(0.24)	$(0.11)	$(0.47)

Antidilutive Securities:
Options to purchase common stock	5,454	2,450	5,454	2,450
Common stock subject to repurchase	29	54	29	54
Warrants	7	7	7	7

	5,490	2,511	5,490	2,511

3.    Inventories:

Inventories comprise (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$352	$227
Work in progress	365	340
Finished goods	77	89

	$794	$656

4.    Restricted Cash:

As of June 30, 2002, the Company held $750,000 in a certificate of deposit with a financial institution to comply with existing loan covenants as outlined in the amended loan agreement. The amount required to be held in a certificate of deposit will be reduced as the Company makes payments on the outstanding loan balance. In addition, the Company has outstanding letters of credit in the amount of $184,000 which are collateralized by certificates of deposit of this amount.

5.    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. The Company believes that the adoption of SFAS 143 will not have a material impact on the consolidated financial position or results of operations of the Company.

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that the company “believes”, “anticipates” or “plans to” as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under “Factors That May Affect Future Results.”

Overview

Symphonix has developed a family of proprietary implantable Soundbridges for the management of mild to severe hearing impairment. Our family of Vibrant Soundbridges is based on our patented core Floating Mass Transducer, or FMT, technology. Late in 2000, we received approval from the Food and Drug Administration, or FDA, to commercially market our products in the United States. Subsequent to FDA approval, our products were launched to the otology community. Otologists are ear surgeons within the ear, nose and throat, or ENT, group of doctors.

Symphonix has established a United States sales and marketing organization which, as of June 30, 2002, was comprised of fifteen sales, marketing and clinical support personnel. Symphonix has initiated marketing efforts focused on otologists, audiologists—the health professionals who assess hearing problems and recommend hearing devices—and directly to those suffering hearing loss.

Symphonix received the authorization to affix the CE Mark to the first generation Vibrant Soundbridge and the second generation Vibrant P, Model 302 Soundbridge in March 1998. Symphonix received authorization to affix the CE Mark to the Soundbridge and the Vibrant D, Model 304 Soundbridge in July 1998 and in May 1999, respectively. Symphonix began selling the Vibrant P, Model 302 Soundbridge and the Vibrant D, Model 304 Soundbridge in the European Union in March 1998 and in June 1999, respectively. In August 2000, Symphonix received FDA approval for its premarket approval application, or PMA, for the Vibrant P, Model 302 and Vibrant D, Model 304 Soundbridges. In October 2000, Symphonix received its device license for the Vibrant Soundbridge from Health Canada. Symphonix was authorized to begin marketing the Vibrant D, Model 404 in Europe in May 2000 and received Premarket Approval by the FDA in January 2001. Symphonix has recently completed a clinical trial for adults with a mild hearing loss. Symphonix has filed a PMA supplement to expand its application for adults with a mild to severe sensorineural hearing loss and expects approval of this supplement in late 2002.

In December 1999, Symphonix established a distribution partnership with Siemens Audiologische Technik GmbH, or Siemens, covering most of the markets in Europe. As of January 1, 2001, Siemens was granted full distributorship of the European market. Symphonix believes this partnership has significantly enhanced its presence, especially within the audiology community.

Symphonix’s initial selling efforts in Europe have been targeted primarily at those ENT surgeons specializing in otology. Symphonix intends to continue to market its products to these specialists; however, with the Siemens agreement, it is also focusing on referring physicians, audiologists, the general population of ENT physicians and potential patients in an attempt to increase the patient flow to the otology centers.

Symphonix has a limited operating history. Through June 30, 2002 Symphonix had not generated significant revenue from product sales. Symphonix expects to incur substantial losses through at least 2002. To date, Symphonix’s principal sources of funding have been net proceeds from its initial public offering completed in February 1998, private equity financings including investments by Siemens, an equipment lease facility and bank borrowings.

Results of Operations

Revenue.    Revenue was $0.5 million in the three months ended June 30, 2002 compared to $0.4 million in the three months ended June 30, 2001. Revenue was $1.0 million in the six months ended June 30, 2002 and June 30, 2001. Revenue in all periods was the result of selling activities to our distributor in Europe and direct sales in the United States. Revenue in the six months ended June 30, 2002 and 2001 included $192,000 and $189,000, respectively, representing the amortization of the difference between the purchase price and fair value of the Company’s common stock purchased by Siemens in connection with a Marketing and Distribution Agreement. The remaining deferred income will be amortized over the life of the agreement.

Cost of Goods Sold.    Cost of goods sold decreased to $0.2 million for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001 and decreased to $0.9 million for the six months ended June 30, 2002 from $2.3 million for the six months ended June 30, 2001. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and accrued warranty. The decreases in cost of goods sold for both the three months and six months ended June 30, 2002 are the result of reductions in warranty costs, lower manufacturing overhead and direct labor costs. Warranty costs have decreased significantly due to the fact that we have cycled through most of the installed base of our older version audio processor and have replaced it with our newer audio processor that is substantially more reliable. Due to continued implementation of serviceability and reliability improvements we expect that our warranty costs will continue to decline in the future.

Research and Development Expenses.    Research and development expenses decreased to $0.5 million in the three months ended June 30, 2002 compared to $1.9 million in the three months ended June 30, 2001. Research and development expenses decreased to $1.4 million for the six months ended June 30, 2002 compared to $3.5 million for the six months ended June 30, 2001. Decreases in research and development spending are due to the completion of a number of key research and development milestones during 2001 and 2002 and reflects the reduced level of investment in the totally-implantable Vibrant Soundbridge. These factors resulted in lower headcount, consulting and project costs during the three months and six months ended June 30, 2002 compared to the same periods in 2001. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $1.6 million in the three months ended June 30, 2002 compared to $2.7 million in the three months ended June 30, 2001 and were $3.0 million for the six months ended June 30, 2002 compared to $5.5 million for the six months ended June 30, 2001. Decreases in selling, general and administrative spending are primarily due to certain marketing activities in support of the Company’s product introduction post FDA approval that occurred in 2001 and not in 2002. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs.

Interest Income (Expense).    Interest income, net of expense, decreased to $0.1 million in the three months ended June 30, 2002 from $0.2 million in the three months ended June 30, 2001 and was $0.4 million for the six months ended June 30, 2002 and June 30, 2001. The decrease in net interest income for the three months ended June 30, 2002 compared to the same period ended June 30, 2001 was due to the decrease in the Company’s cash and short-term investment balances as well as a decrease in interest rates. Interest earned in the future will depend on the Company’s funding cycles and prevailing interest rates.

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

Liquidity and Capital Resources

Since inception, the Company has funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling approximately $62.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million. At June 30, 2002, the Company had $4.6 million in working capital, and its primary source of liquidity was $5.7 million in cash and cash equivalents and short-term investments. Additionally, the Company had $0.9 million of short-term and long-term restricted cash held in certificates of deposit as collateral for a bank loan and letters of credit.

Symphonix used $5.2 million in cash for operations in the six months ended June 30, 2002, compared to $10.5 million in the six months ended June 30, 2001 primarily in funding its operating losses. This reduction is due to expense reductions implemented by Symphonix in late 2001 and continued in 2002.

Capital expenditures, primarily related to the Company’s research and development and manufacturing activities, were $17,000 and $613,000 in the six months ended June 30, 2002 and 2001, respectively. The reduction in capital expenditures is due to the completion of key milestones in research and development during 2001 and 2002. At June 30, 2002, the Company did not have any material commitments for capital expenditures.

The Company has a loan agreement with a bank that provided for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At June 30, 2002, the Company had borrowings outstanding of $750,000, outstanding letters of credit in the amount of $184,000 and no amounts available for future borrowings under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

Although Symphonix has reduced its spending on research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of its products during the three months ended June 30, 2002 as compared to recent prior quarters, these expenditures could increase in the future. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including: market acceptance and demand for Symphonix’s products in the United States and internationally, the availability of third party reimbursement, the progress of Symphonix’s research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, and other factors not within Symphonix’s control. While Symphonix believes that its existing capital will be sufficient to fund its operations and its capital investments through 2002, Symphonix needs to complete an additional financing no later than early 2003 to fund its ongoing operations. However, additional financing may not be available on a timely basis on terms acceptable to Symphonix, or at all. If adequate funds are not available, Symphonix could be required to license to third parties the rights to commercialize certain products or technologies that Symphonix would otherwise seek to commercialize for itself, or reduce the marketing, customer support or other resources devoted to certain of its products, or cease operations.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. The Company believes that the adoption of SFAS 143 will not have a material impact on the consolidated financial position or results of operations of the Company.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Factors That May Affect Future Results

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

We believe that our cash, cash equivalents, short-term investments and restricted cash of approximately $6.6 million at June 30, 2002 will be sufficient to fund our operations and capital investments through 2002. However, we will require additional financing after that time. Such additional financing may not be available on a timely basis or on terms acceptable to us, or at all. If adequate funds are not available, our business could fail.

SYMPHONIX MAY BE DELISTED ON THE NASDAQ SMALLCAP MARKET.

The NASDAQ SmallCap Market is a NASDAQ regulated exchange with certain maintenance requirements. One such maintenance requirement is a minimum share price of $1.00. As of July 30, 2002 our share price was $0.38. While we believe that in August of 2002 the Nasdaq will grant us a six-month waiver of this requirement, there can be no assurance that this waiver will be granted or that we would be able to comply with the requirement after the six-month period if the waiver were granted. Additionally, we can provide no assurance that in the future we will be able to meet the other maintenance requirements of the NASDAQ SmallCap Market.

A delisting from the NASDAQ SmallCap Market could impair our ability to raise additional working capital. If we are able to raise additional capital, the terms may not be favorable and your investment may be diluted. A delisting may impair the liquidity of our common stock and may make it difficult for you to sell your shares, and you may lose some or all of your investment.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOWS, AND WE MAY NEVER BE PROFITABLE.

We have incurred losses every year since we began operations in 1994. At June 30, 2002, we had an accumulated deficit of $86.6 million. This deficit resulted primarily from expenses we incurred from dedicating substantially all of our resources to research and development, clinical trials and establishment of a U.S. sales and marketing organization. The Vibrant P, Model 302 and Vibrant D, Model 304 Soundbridges became available for sale in the European Union in 1998 and in the United States and Canada in 2000. Symphonix was authorized to begin marketing the Vibrant D, Model 404 in Europe in May 2000 and received Premarket Approval by the FDA in January 2001. However, we have not generated significant revenues from product sales to date. We may never realize significant product revenues. Even if we do achieve significant product revenues, we may never be profitable. We expect our operating losses to continue for the foreseeable future.

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

IF OUR SOUNDBRIDGE PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS MAY FAIL.

We have sold the semi-implantable Vibrant Soundbridge in Europe since 1998 and in the United States since 2000 and, as of June 30, 2002, have sold approximately 950 units. This product has not yet achieved market acceptance and may never achieve market acceptance. Market acceptance of our current and future Soundbridge products will depend upon their acceptance by the medical community and patients as safe, effective, and cost-effective compared to other devices. Our Soundbridge products may not be preferable alternatives to existing or future products, some of which, such as the acoustic hearing aid, do not require surgery. Patient acceptance of our Soundbridge products will depend in part upon physician, audiologist and surgeon recommendations as well as other factors, including the effectiveness, safety, reliability and invasiveness of the procedure as compared to established approaches. Prior to undergoing surgery for the implantation of our Soundbridge, a patient may speak with a number of medical professionals, including the patient’s primary care physician, an audiologist, an ear, nose and throat specialist, as well as surgeons who specialize in ear surgery. The failure by any of these medical professionals to favorably recommend our products and the surgery required to implant the Soundbridge could limit the number of potential patients who are introduced to an ear surgeon as candidates for our Soundbridge products. If our Soundbridge products do not achieve market acceptance, our business may fail.

IF WE FAIL TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR NEXT GENERATION OF VIBRANT SOUNDBRIDGE PRODUCTS, WE MAY NOT ACHIEVE PROFITABILITY.

Although we have offered the semi-implantable Vibrant Soundbridge for sale in Europe since 1998 and in the U.S. since late 2000, we have not realized significant revenue. Our success depends on our ability to successfully commercialize an improved semi-implantable Soundbridge and may also depend on the success of a totally implantable Soundbridge. With our focus on marketing the semi-implantable Soundbridge and limited investment in new products, our business may be negatively impacted by this limited investment in product development.

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

Several companies have active research and development and marketing programs related to direct drive devices, which employ a middle ear implant designed to vibrate the small bones in the middle ear for sensorineural hearing loss. This type of hearing loss is the most common form of hearing loss that affects the majority of the 28 million people in the United States who suffer from hearing loss. Otologics, LLC, has developed a semi-implantable direct drive device for sensorineural hearing loss called the Middle Ear Transducer. This device has begun the FDA regulatory process and initiated multicenter clinical trials. Otologics has recently obtained the CE Mark in Europe that allows the company to market and sell its product in Europe. Symphonix believes that St. Croix has begun clinical trials in Europe and has recently received an IDE approval to begin clinical studies on its fully implantable piezoelectric device for sensorineural hearing loss. Soundtec, Inc., has completed clinical trials in the United States on a hybrid implantable/ear canal based hearing aid and has recently obtained FDA approval to market their product in the U.S. In addition, some large medical device companies, some of which are currently marketing implantable medical devices, may develop programs in hearing management. Many of these companies have substantially greater financial, technical, manufacturing, marketing and other resources than we have. If we fail to compete effectively with any or all of these companies and products, we will not achieve profitability.

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

IF SIEMENS DOES NOT PERFORM ITS DUTIES UNDER OUR AGREEMENTS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS MAY BE IMPAIRED.

We depend on Siemens Audiologische Technik GmbH to market and distribute our product in Europe. For the three months ended June 30, 2002, the products sold under our marketing and distribution collaboration with Siemens in Europe accounted for approximately $0.2 million or 50.8%, of our total product revenues. The marketing and distribution agreement that governs this arrangement remains effective until December 1, 2004, and is subject to automatic renewal for successive one-year periods thereafter unless terminated by either Symphonix or Siemens with at least 12 months’ prior written notice. The marketing and distribution agreement may be terminated sooner if Symphonix or Siemens fails to cure a material breach within 30 days’ of notice of the breach, upon insolvency or bankruptcy of Symphonix or Siemens, or if Symphonix is acquired.

We also depend on Siemens to provide integrated circuits and software for use in our Soundbridge products. The supply agreement that governs this arrangement remains effective until September 30, 2004, and is subject to automatic renewal for successive one-year periods thereafter unless terminated by either Symphonix or Siemens with at least three months’ prior written notice. The supply agreement may also be terminated sooner if Symphonix or Siemens fails to cure a material breach within 30 days’ of notice of the breach. In addition to marketing and distributing our products in Europe, Siemens also manufactures and distributes its own acoustic hearing aids. Since the hearing aids manufactured and distributed by Siemens are competitive products to our Soundbridge products, Siemens could have an incentive to breach or terminate our agreements. Termination or breach by Siemens of either its marketing and distribution agreement or supply agreement with us could delay or stop the commercialization of our products.

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

We may also become involved in litigation to enforce our patents, such as the Soundtec litigation initiated by us in late 2001, or to defend against claims of infringement. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that we would be successful in any attempt to redesign our products or processes to avoid such infringement or in obtaining licenses on terms acceptable to us, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure by us to redesign our products or processes or to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations. As in the case of the Soundtec litigation, costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others.

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

OUR INTERNATIONAL SALES EXPOSES US TO FOREIGN CURRENCY AND POLITICAL RISKS.

We may expand our operations outside of the United States and may enter additional international markets, which would require significant management attention and financial resources and subject us further to the risks of operating internationally. These risks include:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. The Company had no holdings of derivative financial or commodity instruments at June 30, 2002. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company’s investment portfolio. The Company’s fixed rate debt obligations are subject to interest rate risk but due to the minimal amount of debt, the risk is insignificant. An increase in interest rates would not significantly affect the Company’s net loss. Much of the Company’s revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable resulting from these transactions may contribute to fluctuations in our operating results. However, these transactions in other currencies were not material relative to transactions in U.S. dollars. At June 30, 2002, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company’s financial position, results of operations or cash flows.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Symphonix was held on April 24, 2002. The following matters were voted upon at the meeting:

(i)    The following nominees were elected to hold office as Class I directors until 2005:

Nominee	Votes For	Votes Withheld
Martin Friedman	32,008,401	357,730
Geoffrey R. Ball	32,009,356	356,775
Roger Radke	32,009,056	357,075

(ii)    The approval of an amendment to the Company’s 1994 Stock Option Plan (the “Option Plan”) to increase the number of shares reserved for issuance thereunder by 1,000,000 shares to a new total of 6,499,273 shares.

Votes For: 24,833,579

Votes Against: 778,861

Abstentions: 15,735

Broker Non-votes: 6,737,956

(iii)    The approval of an amendment to the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares reserved for issuance thereunder by 1,000,000 shares to a new total of 1,475,000 shares.

Votes For: 25,337,680

Votes Against: 274,190

Abstentions: 16,305

Broker Non-votes: 6,737,956

(iv)    The ratification of PricewaterhouseCoopers LLP as independent accountants of Symphonix for the fiscal year ending December 31, 2002.

Votes For: 32,338,771

Votes Against: 13,060

Abstentions: 14,300

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit	Description

99.1	Certification of this Form 10-Q by our CEO and CFO

(b)    Reports on Form 8-K.

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	SYMPHONIX DEVICES, INC.

/s/ KIRK B. DAVIS
Kirk B. Davis
President and Chief Executive Officer

/s/ TERENCE J. GRIFFIN
Terence J. Griffin
Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)