Form 10-Q
period 2002-09-30
SYMPHONIX DEVICES INC
filed 2002-11-14
CIK 930481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 000-23767

SYMPHONIX DEVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0376250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2331 Zanker Road
SAN JOSE, CALIFORNIA 95131-1107
(Address of principal executive offices, including zip code)

(408) 232-0710
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

As of September 30, 2002; 35,832,000 shares of the Registrant’s Common Stock were outstanding.

SYMPHONIX DEVICES, INC.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,897	$1,343
Short-term investments	—	10,774
Restricted cash	549	—
Accounts receivable, net	245	329
Inventories	747	656
Prepaid expenses and other current assets	434	566

Total current assets	5,872	13,668
Property and equipment, net	836	1,313
Restricted cash	135	174

Total assets	$6,843	$15,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291	$451
Accrued compensation	730	976
Other accrued liabilities	1,396	2,708
Current portion of bank borrowings	500	500

Total current liabilities	2,917	4,635
Deferred revenue	453	732
Bank borrowings, less current portion	125	500

Total liabilities	3,495	5,867

Stockholders’ equity:
Common stock	36	36
Notes receivable from stockholders	(400)	(400)
Additional paid-in capital	92,110	92,107
Accumulated other comprehensive income	66	260
Accumulated deficit	(88,464)	(82,715)

Total stockholders’ equity	3,348	9,288

Total liabilities and stockholders’ equity	$6,843	$15,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue	$404	$535	$1,397	$1,546

Costs and expenses:
Cost of goods sold	420	1,342	1,289	3,665
Research and development	526	1,406	1,904	4,927
Selling, general and administrative	1,365	1,817	4,337	7,318

Total costs and expenses	2,311	4,565	7,530	15,910

Operating loss	(1,907)	(4,030)	(6,133)	(14,364)
Interest income	42	271	429	747
Interest expense	(11)	(29)	(45)	(91)

Net loss	$(1,876)	$(3,788)	$(5,749)	$(13,708)

Basic and diluted net loss per common share	$(0.05)	$(0.11)	$(0.16)	$(0.54)

Shares used in computing basic and diluted net loss per common share	35,803	33,399	35,710	25,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(1,876)	$(3,788)	$(5,749)	$(13,708)
Change in unrealized gain on short-term investments	(6)	99	(180)	204
Translation adjustments	4	(1)	(14)	7

Comprehensive loss	$(1,878)	$(3,690)	$(5,943)	$(13,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,749)	$(13,708)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred compensation	—	34
Depreciation and amortization	494	590
Amortization of premium on short-term investments	50	125
Gain on sale of short-term investments	(48)	(7)
Changes in operating assets and liabilities:
Accounts receivable	84	(119)
Inventories	(91)	1,101
Prepaid expenses and other current assets	132	93
Accounts payable	(160)	(569)
Accrued compensation	(246)	(131)
Deferred revenue	(279)	(281)
Other accrued liabilities	(1,312)	(1,075)

Net cash used in operating activities	(7,125)	(13,947)

Cash flows from investing activities
Purchases of short-term investments	—	(27,380)
Sales and maturities of short-term and long-term investments	10,592	13,326
Purchases of property and equipment	(17)	(708)
Increase in restricted cash	(510)	(222)
Change in other assets	—	19

Net cash provided by (used in) investing activities	10,065	(14,965)

Cash flows from financing activities
Payments on bank borrowings	(375)	(375)
Proceeds from issuance of common stock	3	238
Payments on stockholders notes receivable	—	21

Net cash used in financing activities	(372)	(116)

Net increase (decrease) in cash and cash equivalents	2,568	(29,028)
Effect of exchange rates on cash and cash equivalents	(14)	7
Cash and cash equivalents, beginning of period	1,343	29,535

Cash and cash equivalents, end of period	$3,897	$514

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002 of Symphonix Devices, Inc. (the “Company” or “Symphonix”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002, or any future interim period.

These financial statements and notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 and footnotes thereto, included in the Company’s Annual Report on Form 10-K.

These financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant losses for the last several years. As discussed in Note 6, the Company’s Board of Directors have approved a plan of complete dissolution and liquidation. The current value of the assets may not be realized upon dissolution and liquidation.

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

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator—Basic and Diluted
Net loss	$(1,876)	$(3,788)	$(5,749)	$(13,708)

Denominator—Basic and Diluted
Weighted average common shares outstanding	35,830	33,451	35,743	25,248
Weighted average unvested common shares subject to repurchase	(27)	(52)	(33)	(58)

Total	35,803	33,399	35,710	25,190

Basic and diluted net loss per common share	$(0.05)	$(0.11)	$(0.16)	$(0.54)

Antidilutive Securities:
Options to purchase common stock	5,084	3,650	5,084	3,650
Common stock subject to repurchase	23	48	23	48
Warrants	7	7	7	7

	5,114	3,705	5,114	3,705

3.     Inventories:

Inventories comprise (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$390	$227
Work in progress	282	340
Finished goods	75	89

	$747	$656

4.    Restricted Cash:

As of September 30, 2002, the Company held $625,000 in a certificate of deposit with a financial institution to comply with existing loan covenants as outlined in an amended loan agreement. The amount required to be held in a certificate of deposit will be reduced as the Company makes payments on the outstanding loan balance. In addition, the Company has outstanding letters of credit in the amount of $59,000 which are collateralized by certificates of deposit of this amount.

5.    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.    Subsequent Event

On November 13, 2002, the Company’s Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by the Company’s stockholders at a special meeting to be held at a future date set by the Company’s Board of Directors. In connection with the proposed liquidation, the Company expects to terminate the majority of its employees and retain only a limited number of personnel necessary to facilitate the liquidation process. Additionally, the Company intends to liquidate all the property, equipment, intellectual property and other assets and may consider various legal alternatives to liquidating the Company including bankruptcy. The current value of the assets may not be realized upon dissolution and liquidation.

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

Overview

Symphonix has developed a family of proprietary implantable Soundbridges for the management of mild to severe hearing impairment. Our family of Vibrant Soundbridges is based on our patented core Floating Mass Transducer, or FMT, technology. Late in 2000, we received approval from the Food and Drug Administration, or FDA, to commercially market our products in the United States. Subsequent to FDA approval, our products were launched to the otology community and audiology community.

Symphonix’s Board of Directors approved a plan of complete dissolution and liquidation on November 13, 2002, subject to approval by our stockholders at a special meeting to be held at a future date set by our Board of Directors. In connection with the proposed liquidation, we expect to terminate the majority of our employees. We expect to retain only a limited number of personnel necessary to facilitate the liquidation process. In connection with the liquidation, we intend to liquidate our property, equipment, intellectual property and other assets. In addition, we may consider various legal alternatives to liquidating the Company, including bankruptcy.

Results of Operations

Revenue.    Revenue was $0.4 million in the three months ended September 30, 2002 compared to $0.5 million in the three months ended September 30, 2001. Revenue was $1.4 million in the nine months ended September 30, 2002 compared to $1.5 million in the nine months ended September 30, 2001. Revenue in all periods was the result of selling activities to our distributor in Europe and direct sales in the United States. Revenue in the nine months ended September 30, 2002 and 2001 included $290,000 and $285,000, respectively, representing the amortization of the difference between the purchase price and fair value of the Company’s common stock purchased by

Siemens in connection with a Marketing and Distribution Agreement. The remaining deferred income will be amortized over the life of the agreement.

Cost of Goods Sold.    Cost of goods sold decreased to $0.4 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001 and decreased to $1.3 million for the nine months ended September 30, 2002 from $3.7 million for the nine months ended September 30, 2001. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and accrued warranty. The decreases in cost of goods sold for both the three months and nine months ended September 30, 2002 are the result of reductions in warranty costs, lower manufacturing overhead and reduced direct labor costs. Warranty costs have decreased significantly due to the fact that we have cycled through most of the installed base of our older version audio processor and have replaced it with our newer audio processor that is substantially more reliable. Due to continued implementation of serviceability and reliability improvements we expect that our warranty costs will continue to decline in the future.

Research and Development Expenses.    Research and development expenses decreased to $0.5 million in the three months ended September 30, 2002 compared to $1.4 million in the three months ended September 30, 2001. Research and development expenses decreased to $1.9 million for the nine months ended September 30, 2002 compared to $4.9 million for the nine months ended September 30, 2001. Decreases in research and development spending are due to the completion of a number of key research and development milestones during 2001 and 2002 and reflects the reduced level of investment in the totally-implantable Vibrant Soundbridge. These factors resulted in lower headcount, consulting and project costs during the three months and nine months ended September 30, 2002 compared to the same periods in 2001. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions, and the preparation and filing of patent applications.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $1.4 million in the three months ended September 30, 2002 compared to $1.8 million in the three months ended September 30, 2001 and were $4.3 million for the nine months ended September 30, 2002 compared to $7.3 million for the nine months ended September 30, 2001. Decreases in selling, general and administrative spending are primarily due to certain marketing activities in support of the Company’s product introduction post FDA approval that occurred in 2001 and not in 2002. This reduction is also due to expense reductions implemented by Symphonix in late 2001 and continued in 2002. Selling, general and administrative expenses consist primarily of personnel costs, promotional costs, legal and consulting costs.

Interest Income (Expense).    Interest income, net of expense, decreased to $31,000 in the three months ended September 30, 2002 from $0.2 million in the three months ended September 30, 2001 and decreased to $0.4 million for the nine months ended September 30, 2002 from $0.7 million for the nine months ended September 30, 2001. The decrease in net interest income for the three and nine months ended September 30, 2002 compared to the same periods ended September 30, 2001 was due to the decrease in the Company’s cash and short-term investment balances as well as a decrease in interest rates. Interest earned in the future will depend on prevailing interest rates.

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

Liquidity and Capital Resources

Since inception, the Company has primarily funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling approximately $62.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million. At September 30, 2002, the Company had $3.0 million in working capital, and its primary source of liquidity was $3.9 million in cash and cash equivalents. Additionally, the Company had $0.7 million of short-term and long-term restricted cash held in certificates of deposit as collateral for a bank loan and letters of credit.

Symphonix used $7.1 million in cash for operations in the nine months ended September 30, 2002 compared to $13.9 million in the nine months ended September 30, 2001 primarily in funding its operating losses. This reduction is due to expense reductions implemented by Symphonix in late 2001 and continued in 2002.

Capital expenditures, primarily related to the Company’s research and development and manufacturing activities, were $17,000 and $708,000 in the nine months ended September 30, 2002 and 2001, respectively. The reduction in capital expenditures is due to the completion of key milestones in research and development during 2001 and 2002. At September 30, 2002, the Company did not have any material commitments for capital expenditures.

The Company has a loan agreement with a bank that provided for borrowings of up to $2.0 million and for the issuance of letters of credit up to $250,000. At September 30, 2002, the Company had borrowings outstanding of $625,000, outstanding letters of credit in the amount of $59,000 and no amounts available for future borrowings under the loan agreement. Borrowings under the loan agreement are repayable over four years commencing in January 2000.

In connection with the proposed liquidation, we expect to liquidate our remaining assets, including property, equipment and intellectual property. We also expect to incur and pay liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing and potential obligations. Liquidation expenses may include, among others, employee severance and related costs, customer warranty obligations and legal and accounting fees. While we cannot currently make a precise estimate of these expenses, we believe that most if not all of our current cash and cash equivalents, together with proceeds from future sales of the remaining assets may be required to pay for the above expenditures.

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

Factors That May Affect Future Results

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to our Plan of Complete Liquidation and Dissolution. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The aggregate net value, if any, ultimately distributable to you under the Plan may be lower or higher than the amount you would receive if you sold your shares of our common stock prior to the time we file the Certificate of Dissolution with the Delaware Secretary of State. The actual nature and amount of all distributions will depend in part upon our ability to convert our remaining non-cash assets into cash. We may not be successful in selling our non-cash assets, in which case we may not generate meaningful cash, if any, to return to our stockholders.

THE PROCEEDS FROM ANY SALES OF OUR NON-CASH ASSETS MAY BE LESS THAN ANTICIPATED.

Sales of our non-cash assets will be made on terms approved by our Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell our various non-cash assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain non-cash assets. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation. Furthermore, many of our non-cash assets, particularly our intellectual property, will decline in value over time, and we may not be able to consummate the sale of these assets in time to generate meaningful value, which could be returned to our stockholders.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

We have certain current and future obligations to creditors. These include, without limitation, a note payable to a bank, trade accounts payable, as well as warranty claims. As part of the wind down process, we will attempt to settle our obligations with our creditors and are currently exploring all our options in this regard. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditor may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the Plan. Moreover, amounts required to settle our obligations will reduce or eliminate the amount of remaining capital available for distribution to stockholders.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES WHICH WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.

Claims, liabilities and expenses from operations (such as operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Our Board of Directors has not established a firm timetable for distributions to our stockholders, and we are currently unable to predict the precise timing of any distribution, if any, pursuant to our wind down. The timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the amounts paid out under warranty claims. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, OUR STOCKHOLDERS COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF EACH SUCH STOCKHOLDER’S PRO RATA SHARE OF AMOUNTS OWED TO THE CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

If the Plan is ratified and approved by the stockholders, we will file a Certificate of Dissolution with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.

OUR STOCK TRANSFER BOOKS WILL CLOSE ON THE DATE WE FILE THE CERTIFICATE OF DISSOLUTION WITH THE DELAWARE SECRETARY OF STATE, AFTER WHICH IT WILL NOT BE POSSIBLE FOR STOCKHOLDERS TO PUBLICLY TRADE OUR STOCK.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State. After this date, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on this date, and, afterwards, any distributions made by us shall be made solely to the stockholders of record at the close of business on this date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

WE WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to, after filing our Certificate of Dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief.

IF WE FAIL TO RETAIN THE SERVICES OF CERTAIN KEY PERSONNEL, THE PLAN MAY NOT SUCCEED.

The success of the Plan depends in large part upon our ability to retain the services of certain of our current officers. The retention of Kirk B. Davis, our Chief Executive Officer, and Terry J. Griffin, our Chief Financial Officer, and certain other qualified personnel is particularly difficult under our current circumstances. Failure to retain these personnel could harm the implementation of the Plan. If we fail to retain these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve substantial additional compensation expenses, if such other personnel are available at all.

OUR STOCKHOLDERS COULD VOTE AGAINST THE PLAN.

Our stockholders could vote against the Plan. If we do not obtain stockholder approval of liquidation and dissolution, we would have to continue our business operations from a difficult position, in light of our announced intent to liquidate and dissolve. Among other things, a substantial majority of our employees will have been terminated, and customer relationships will have been severely strained. Prospective employees, customers and other third parties may refuse to form relationships or conduct business with us if they have no confidence in our future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. The Company had no holdings of derivative financial or commodity instruments at September 30, 2002. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company’s investment portfolio. The Company’s fixed rate debt obligations are subject to interest rate risk but due to the minimal amount of debt, the risk is insignificant. An increase in interest rates would not significantly affect the Company’s net loss. Much of the Company’s revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable resulting from these transactions may contribute to fluctuations in our operating results and cash flows. However, these transactions in other currencies were not material relative to transactions in U.S. dollars. At September 30, 2002, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company’s financial position, results of operations or cash flows.

Item 4.    Disclosure Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

(b)
Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit	Description

99.1	CEO and CFO Certifications

(b)    Reports on Form 8-K.

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2002
SYMPHONIX DEVICES, INC.

By:	/s/ KIRK B. DAVIS
Kirk B. Davis President and Chief Executive Officer

By:	/s/ TERENCE J. GRIFFIN
Terence J. Griffin Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
RULES 13a-14, 13a-15, 15d-14 and 15d-15,
AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kirk B. Davis, certify that:

(a)	I have reviewed this quarterly report on Form 10-Q of Symphonix Devices, Inc.;

(b)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(c)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(d)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(e)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report

financial	data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(f)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/S/ KIRK B. DAVIS
Name: Kirk B. Davis Title: President and Chief Executive Officer
I, Terence J. Griffin, certify that:

(a)	I have reviewed this quarterly report on Form 10-Q of Symphonix Devices, Inc.;

(b)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(c)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(d)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(e)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

(f)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/S/ TERENCE J. GRIFFIN
Name: Terence J. Griffin Title: Vice President Finance and Chief Financial Officer