Form 10-K
period 2002-12-31
SYMPHONIX DEVICES INC
filed 2003-03-27
CIK 930481

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-23767

SYMPHONIX DEVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0376250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1735 N. First st., Suite 311, San Jose, California	95112
(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(408) 232-0710

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.001 par value	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 11, 2003 was approximately $1,400,000 based upon the last sales price reported for such date on the NASDAQ Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 11, 2003, registrant had outstanding 35,887,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of Symphonix which will be filed no later than 120 days after December 31, 2002.

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

Overview

Symphonix has developed a family of proprietary implantable Soundbridges for the management of mild to severe hearing impairment. Our family of Vibrant Soundbridges is based on our patented core Floating Mass Transducer, or FMT, technology. In March 1998, we received authorization to market and sell the Vibrant Soundbridge in the European Union and in early 2000 began selling through our European distribution partner, Siemens Audiologische Technik GmbH. Late in 2000, we received approval from the Food and Drug Administration, or FDA, to commercially market our products in the United States. Subsequent to FDA approval, our products were launched to the otology community and audiology community in the U.S. Symphonix was incorporated in California in 1994 and reincorporated in Delaware in 1998. Our website is www.symphonix.com.

On November 13, 2002, the Company’s Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by the Company’s stockholders at a special meeting to be held at a future date set by the Company’s Board of Directors. In connection with the proposed liquidation, we have terminated the majority of our employees. We have retained only a limited number of personnel necessary to facilitate the liquidation process. In connection with the liquidation, we intend to liquidate our property, equipment, intellectual property and other assets. In addition, we may consider various legal alternatives to liquidating the Company, including bankruptcy.

On March 20, 2003, the Company entered into a purchase agreement with MED-EL GmbH (“MED-EL”) whereby MED-EL will purchase the inventory, property and equipment, intellectual property and assume the product warranty of the Company for $2.5 million. The closing of the purchase agreement is contingent upon the shareholders of the Company approving the proposed plan of liquidation and dissolution of the Company.

On March 20, 2003, the Company entered into an agreement with Siemens whereby Siemens and the Company agree to terminate the Marketing and Distribution Agreement between the Company and Siemens with no consideration due to either party. The agreement also provides for the assignment of the OEM Purchase Agreement between the Company and Siemens to MED-EL with no consideration due to either party. The agreement is contingent upon the closing of the purchase agreement between the Company and MED-EL.

On March 28, 2003 our common stock will be delisted from the NASDAQ Market and commence trading on the Over-the-Counter Bulletin Board.

Employees

At December 31, 2002, Symphonix had five employees. In conjunction with the Company’s announced intention to dissolve, the Company has retained these key employees for the purpose of executing the dissolution process, including the sale of assets, and other key milestones such as our annual audit, filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filing our tax returns for the year ended December 31, 2002.

ITEM 2.	PROPERTIES

Symphonix leases approximately 2,000 square feet of office space in San Jose, California, on a month-to-month basis for administrative purposes pursuant to executing the liquidation and dissolution of its business.

ITEM 3.	LEGAL PROCEEDINGS

Symphonix has filed a complaint against Soundtec, Inc., the Central Ear Research Institute, or CERI, and three senior Soundtec executives in late 2001 alleging actions that include misappropriation of trade secrets, breach of contract and inducing breach of contract. Central to the complaint is Symphonix’s contention that Soundtec and its three executives utilized Symphonix’s confidential, proprietary and trade secret information to develop and market the Direct System™, Soundtec’s implantable middle ear hearing device. Prior to their tenure at Soundtec, the three executives named in the complaint were employed by CERI, which, in December 1994, entered into an agreement to undertake a research and development project with Symphonix on the development of an implantable hearing device. The agreement permanently transferred exclusive rights to Symphonix for all technology developed during the research period. It further required that CERI disclose and permanently transfer rights to Symphonix for all improvements invented, developed or otherwise acquired by CERI for five years after termination of the agreement. Two of the named executives in the complaint executed this agreement on CERI’s behalf. Soundtec was founded in March 1997, five months after CERI terminated its agreement with Symphonix. Among other requests, Symphonix is seeking to restrain Soundtec from selling its Direct System device for a period of two years and to collect related damages.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Symphonix’s common stock will be traded on the NASDAQ SmallCap Market under the symbol “SMPX” until March 27, 2003. On March 28, 2003 our common stock will be delisted from the NASDAQ Market and commence trading on the Over-the-Counter Bulletin Board. The following table sets forth, for the periods indicated, the range of the low and high sales prices for Symphonix’s common stock as reported on the NASDAQ SmallCap Market.

	High	Low
Fiscal 2001:
First Quarter	$4.06	$0.91
Second Quarter	$2.49	$1.00
Third Quarter	$1.33	$0.30
Fourth Quarter	$0.56	$0.24
Fiscal 2002:
First Quarter	$0.78	$0.07
Second Quarter	$1.23	$0.28
Third Quarter	$0.67	$0.25
Fourth Quarter	$0.39	$0.05

As of February 11, 2003, there were approximately 5,150 holders of record of the common stock. On February 11, 2003, the last reported sale price on the NASDAQ Market for the common stock was $0.04.

Symphonix has not declared or paid any cash dividends on its common stock. Although the Board of Directors has not established a firm timetable for distributions to stockholders, if a plan of dissolution is ratified and approved by the stockholders, the Board of Directors intends, subject to contingencies inherent in winding up our business, to make such distributions as promptly as practicable. While we intend that any distributions to the stockholders will be in the form of cash, we cannot be certain since we have not completed a sale of our assets at this time. In the event that we sell our assets for property other than cash and we cannot effectively liquidate such property, we may distribute property to the stockholders rather than cash.

Equity Compensation Plan Information

Information regarding Symphonix’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the following table (in thousands, except per share data):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,838	$1.36	2,271
Equity compensation plans not approved by security holders	—	—	750

Total	2,838	$1.36	3,021

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

The consolidated statement of operations data for each of the three years in the period ended December 31, 2002 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from the audited consolidated financial statements included in this report. The consolidated statement of operations data for each of the two years in the period ended December 31, 1999 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods. The consolidated financial data set forth below should be read in conjunction with the accompanying consolidated financial statements of Symphonix and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues	$1,683	$2,020	$1,247	$331	$597

Costs and expenses:
Costs of goods sold	1,554	4,280	3,094	4,078	1,663
Research and development	2,114	6,104	7,119	7,848	8,322
Selling, general and administrative	5,657	9,158	8,654	5,847	5,633

Total costs and expenses	9,325	19,542	18,867	17,773	15,618

Operating loss	(7,642)	(17,522)	(17,620)	(17,442)	(15,021)
Interest income, net	338	793	463	763	1,375

Net loss	$(7,304)	$(16,729)	$(17,157)	$(16,679)	$(13,646)

Basic and diluted net loss per common share	$(0.20)	$(0.60)	$(1.18)	$(1.35)	$(1.24)

Shares used in computing basic and diluted net loss per common share	35,746	27,798	14,594	12,393	10,987

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Total assets	$3,652	$15,155	$34,030	$17,934	$28,695
Working capital	$1,569	$9,033	$25,878	$11,256	$21,791
Long-term debt and capital lease obligations	$—	$500	$1,000	$1,508	$2,098
Stockholders’ equity	$1,815	$9,288	$25,519	$10,655	$23,875

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues.    Revenues of $1.7 million, $2.0 million and $1.2 million were recorded in the years ended December 31, 2002, 2001 and 2000, respectively, for sales of the Vibrant Soundbridge in North America, Europe and Latin America. The decrease in revenues from 2001 to 2002 is due to decreased unit sales in both the U.S. and European markets resulting from longer than expected buying decisions from customers and the fact that the Company, with its November 2002 announcement to dissolve, did not sell any of its products in December 2002. The increase in revenue from 2000 to 2001 is a result of increased unit sales in the U.S. resulting from increased investments in sales and marketing activities. Included in revenue for 2002, 2001 and 2000 is $0.4 million, $0.4 million and $0.4 million, respectively, representing the amortization of $1,885,000 which was the difference between the purchase price and the fair market value of Symphonix’s common stock purchased by Siemens in accordance with a marketing and distribution agreement. The deferred revenue is being amortized on a straight line basis over the five year life of the agreement. In conjunction with the Company’s decision to dissolve the business in November 2002, the Company ceased all selling activity and does not plan to generate any product revenue in the future.

Costs of Goods Sold.    Costs of goods sold were $1.6 million, $4.3 million and $3.1 million in the years ended December 31, 2002, 2001 and 2000, respectively, and represent the direct costs of the products sold as well as warranty provisions and production variances. The reduction in costs of goods sold from 2001 to 2002 is due primarily to a reduction in the warranty provision resulting from lower than expected repair costs, plus lower product costs resulting from lower unit sales in the U.S. and European markets. Additionally, early in 2002, Symphonix implemented a reduction in force which reduced its manufacturing overhead and direct labor costs. In November 2002, in conjunction with Symphonix’s announced intention to dissolve, Symphonix laid off all of its manufacturing personnel further reducing 2002 costs of goods sold. In conjunction with Symphonix’s decision to dissolve the business in November 2002, Symphonix ceased all selling activity and does not plan to incur any manufacturing costs in the future, including manufacturing overhead, direct labor or direct product cost. However, Symphonix plans to continue to incur some costs associated with its warranty obligations in the future.

Warranty expense is computed based on the number of audio processor units outstanding. In 1999, when these units began shipping, Symphonix reserved approximately 65% of the units outstanding, representing $320,000 in warranty provision less $72,000 in warranty costs charged against the provision. In 2000, Symphonix reserved approximately 58% of units outstanding, representing $1,248,000 in warranty provision less $377,000 in warranty costs charged against the provision. In 2001, Symphonix charged $279,000 in warranty costs against the provision. In 2002, Symphonix charged $755,000 in warranty costs against the provision. At December 31, 2002 the remaining provision of $85,000 represents approximately 7% of units outstanding. The decrease in percentage of units outstanding reserved for the year ended December 31, 2002 is due to fewer units covered by the warranty as a percentage of units outstanding.

Research and Development Expenses.    Research and development expenses were $2.1 million, $6.1 million, and $7.1 million in the years ended December 31, 2002, 2001, and 2000, respectively. Research and development expenses consist primarily of personnel costs, professional services, materials, supplies and equipment in support of product development, clinical trials, regulatory submissions and the preparation and filing of patent applications. Research and development expenses decreased from 2000 to 2001 in part due to the PMA approval from the FDA. Research and development expenses decreased from 2001 to 2002 due to the completion of a number of key research and development milestones and subsequent significant reduction in headcount, consulting and project costs. In November 2002, in conjunction with Symphonix’s announced intention to dissolve, all research and development projects were ceased and all research and development personnel, except for Symphonix’s CTO and VP Clinical Affairs, were laid off. Symphonix does not plan to incur any research and development expenses in the future, other than compensation expenses associated with the CTO and VP Clinical Affairs in their roles in the dissolution process.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $5.7 million, $9.2 million, and $8.7 million in the years ended December 31, 2002, 2001, and 2000, respectively. Selling, general and administrative expenses consist primarily of personnel, marketing, legal and consulting costs. Expenses increased from 2000 to 2001 due to increased investment in U.S. marketing and selling efforts. Expenses decreased from 2001 to 2002 due to a reduction in headcount and marketing and selling programs in conjunction with expense reductions implemented by Symphonix in early 2002. In conjunction with the November 2002 announcement by Symphonix of its intention to dissolve its business, Symphonix laid off all of its sales and marketing personnel and ceased all selling efforts. Additionally, in November 2002, Symphonix laid off the majority of its administrative staff. Symphonix does not plan to incur any selling or marketing expenses in the future. Symphonix will continue to incur administrative expenses associated with the management of the dissolution process including compensation, professional fees and rent expense.

Deferred compensation of $2.3 million was recorded in 1997, representing the difference between the exercise prices of certain options granted and the deemed fair value of Symphonix’s common stock on the grant dates. Deferred compensation expense of zero, $34,000, and $295,000 attributed to such options was amortized during the years ended December 31, 2002, 2001, and 2000, respectively. During 2002, 2001 and 2000, Symphonix reversed zero, zero and $411,000, respectively, of unrecognized deferred compensation relating to employees that have terminated employment with Symphonix.

Interest Income, net.    Interest income, net was $338,000, $793,000, and $463,000 in the years ended December 31, 2002, 2001, and 2000, respectively. The decrease from 2001 to 2002 was due to a decrease in cash associated with funding Symphonix’s net loss in 2002. The increase from 2000 to 2001 was due to an increase in cash associated with a private placement in 2000.

Income Taxes.    To date, Symphonix has not incurred any U.S. income tax obligations. At December 31, 2002, Symphonix had net operating loss carryforwards of approximately $84.5 million for federal and $42.7 million for state income tax purposes, which will expire at various dates in 2022 and 2013, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. United States and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, if certain changes in the beneficial ownership of Symphonix’s outstanding common stock occur. Such events could limit the future utilization of Symphonix’s net operating loss carryforwards.

Liquidity and Capital Resources

Since its inception, Symphonix has funded its operations and its capital expenditures from proceeds of its initial public offering completed in February 1998 totaling $28.4 million, net of issuance costs, from the private sale of equity securities totaling $62.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million, net. Included in the $62.5 million private sale of equity securities was $10.0 million to Siemens and $26.0 million in a private placement in 2000. At December 31, 2002, Symphonix had $1.6 million in working capital, and its primary source of liquidity was $2.0 million in cash and cash equivalents.

Capital expenditures, related primarily to Symphonix’s research and development and manufacturing activities, were $17,000, $749,000, and $608,000 in the years ended December 31, 2002, 2001, and 2000 respectively. The increased capital expenditures in 2001 from 2000 related primarily to the purchase of test and production equipment. The reduction in capital expenditures from 2001 to 2002 was a result of slowing business for Symphonix and cuts made in research and development and manufacturing programs during 2002. At December 31, 2002, Symphonix did not have any material commitments for capital expenditures.

In November 2002, Symphonix paid down its remaining loan obligation of $0.6 million pursuant to a loan agreement with a bank. Symphonix has no amounts available for future borrowings under the loan agreement.

Symphonix used $9.2 million in cash for operations in 2002, down from $16.3 million in 2001 and $15.8 million in 2000 due primarily to the reduction of program and headcount expenditures in marketing and research and development. The primary use of cash was to fund operating losses during the year.

Since Symphonix’s formation in May 1994 through December 2001, Symphonix has generated an accumulated deficit of approximately $90.0 million.

In connection with the proposed liquidation, we expect to liquidate our remaining assets, including property, equipment and intellectual property. We also expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing and potential obligations. Liquidation expenses may include, among others, employee severance and related costs, customer warranty obligations and legal and accounting fees. While we cannot currently make a precise estimate of these expenses, we believe that most if not all of our current cash and cash equivalents, together with proceeds from future sales of the remaining assets may be required to pay for the above expenditures.

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

Symphonix’s critical accounting policies are as follows:

Revenue Recognition

Symphonix recognizes revenue from product sales upon shipment to the customer against a valid purchase order, provided no significant obligations remain and collection of the receivables is probable. Upon shipment, Symphonix provides for estimated product return and estimated costs that may be incurred for product warranties.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on the consolidated financial position or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a material impact on the consolidated financial position or results of operations of the Company.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to the plan of dissolution. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The actual nature and amount of all distributions will depend in part upon our ability to convert our remaining non-cash assets into cash. We may not be successful in selling our non-cash assets, in which case we may not generate meaningful cash, if any, to return to our stockholders.

THE PROCEEDS FROM ANY SALES OF OUR NON-CASH ASSETS MAY BE LESS THAN ANTICIPATED.

Sales of our non-cash assets will be made on terms approved by our Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell our various non-cash assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals and public market perceptions. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation. Furthermore, many of our non-cash assets, particularly our intellectual property, will decline in value over time, and we may not be able to consummate the sale of these assets in time to generate meaningful value which could be returned to our stockholders.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

We have current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with business agreements with customers, including certain product warranties, and other third parties. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditor may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distribution to stockholders.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES WHICH WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.

Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

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

If the plan of dissolution is ratified and approved by our stockholders, we will file a Certificate of Dissolution with the State of Delaware dissolving Symphonix. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities. See “Contingent Liabilities; Contingency Reserve; Liquidating Trust.”

OUR STOCK TRANSFER BOOKS WILL CLOSE ON THE DATE WE FILE THE CERTIFICATE OF DISSOLUTION WITH THE DELAWARE SECRETARY OF STATE, AFTER WHICH IT WILL NOT BE POSSIBLE FOR STOCKHOLDERS TO PUBLICLY TRADE OUR STOCK.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, referred to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

WE DO NOT EXPECT TO RECOGNIZE ANY MATERIAL REVENUE FOLLOWING THE ANNOUNCEMENT OF OUR INTENT TO WIND DOWN.

Except for revenue resulting from the sale of our remaining inventory, we do not expect to recognize much, if any, additional revenue. Furthermore, it may be difficult to collect receivables now that we have announced our intent to wind down.

WE WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to, after filing our Certificate of Dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief.

IF WE FAIL TO RETAIN THE SERVICES OF CERTAIN KEY PERSONNEL, THE PLAN MAY NOT SUCCEED.

The success of the plan of dissolution depends in large part upon our ability to retain the services of certain of our current officers. The retention of Kirk B. Davis and Terence J. Griffin is particularly difficult under our current circumstances. Failure to retain these personnel could harm the implementation of the plan of dissolution.

If we fail to retain these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all. For this reason and others discussed below, we are providing retention incentives to our remaining employees certain executive officers with the exception of Kirk B. Davis, our Chief Executive Officer, who has a severance agreement.

OUR STOCKHOLDERS COULD VOTE AGAINST THE PLAN.

Our stockholders could vote against the plan of dissolution. If we do not obtain stockholder ratification and approval of the plan of dissolution, we would have to continue our business operations from a difficult position, in light of our announced intent to liquidate and dissolve. Among other things, a substantial majority of our employees have been terminated, and customer relationships will have been severely strained. On November 14, 2002, we terminated all of our employees with the exception of our Chief Executive Officer, our Chief Financial Officer, our Chief Technical Officer, our Vice President of Clinical Affairs and our Controller. Prospective employees, customers and other third parties may refuse to form relationships or conduct business with us if they have no confidence in our future.

THE COMPANY’S STOCK IS TO BE DELISTED FROM THE NASDAQ MARKET

The Nasdaq has informed the Company that its common stock will be delisted from the Nasdaq Market commencing on March 28, 2003. The decision by the Nasdaq Listing Qualifications Panel to delist Symphonix was based on the Company’s failure to meet the Nasdaq’s minimum $1 bid price per share requirement. On March 28, 2003, the Company’s shares will commence trading on the Over-the-Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. As a result of the Company’s common stock being listed on the OTCBB, your ability to resell your shares of our common stock be adversely affected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Symphonix considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. Symphonix had no holdings of derivative financial or commodity instruments at December 31, 2002. Symphonix is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of Symphonix’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of Symphonix’s investment portfolio. Symphonix’s debt obligations are subject to interest rate risk but due to the minimal amount of debt, this risk is insignificant. An increase in interest rates would not significantly affect the Company’s net loss. Much of the Company’s revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily the Euro. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable resulting from these transactions may contribute to fluctuations in our operating results. However, these transactions in other currencies were not material relative to transactions in U.S. dollars. At December 31, 2002, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company’s financial position, results of operations or cash flows.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended and the related report of PricewaterhouseCoopers LLP, independent accountants, and the consolidated financial statements for the year ended December 31, 2000 and the related report of KPMG LLP, independent auditors, are included on the following pages.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Symphonix Devices, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 42, present fairly, in all material respects, the financial position of Symphonix Devices, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 42, presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and operating cash flow deficiencies that raise substantial doubt about its ability to continue as a going concern. On November 13, 2002, the Company’s Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by the Company’s stockholders at a special meeting to be held at a future date set by the Company’s Board of Directors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 24, 2003, except as to Note 12,

which is as of March 20, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Symphonix Devices, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows of Symphonix Devices, Inc. for the year ended December 31, 2000 as listed in the accompanying index appearing under Item 15(a)(1) on Page 42. In connection with our audit of the consolidated financial statements, we have also audited the related consolidated financial statement schedule as it relates to the year ended December 31, 2000 as listed in the index appearing under Item 15(a)(2). These consolidated financial statements and the related financial statement schedule are the responsibility of Symphonix’s management. Our responsibility is to express an opinion on the related consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Symphonix Devices, Inc. and subsidiaries and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule as it relates to the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

San Francisco, California

February 14, 2001

SYMPHONIX DEVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents.	$1,966	$1,343
Restricted cash	10	—
Short-term investments	—	10,774
Accounts receivable, net of allowance for doubtful accounts of zero in 2002 and $27 in 2001	175	329
Inventories	676	656
Prepaid expenses and other current assets	222	566

Total current assets	3,049	13,668
Property and equipment, net	603	1,313
Restricted cash	—	174

Total assets	$3,652	$15,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$451
Accrued compensation	291	976
Other accrued liabilities	971	2,708
Current portion of bank borrowing	—	500

Total current liabilities	1,480	4,635
Deferred revenue	357	732
Bank borrowings, less current portion	—	500

Total liabilities	1,837	5,867

Commitments (Note 5)

Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares in 2002 and 2001	—	—
Common stock, $.001 par value:
Authorized: 50,000,000 shares
Issued and outstanding: 35,887,000 shares in 2002 and 35,635,000 shares in 2001	36	36
Notes receivable from stockholders	(320)	(400)
Additional paid-in capital	92,053	92,107
Accumulated other comprehensive income	65	260
Accumulated deficit	(90,019)	(82,715)

Total stockholders’ equity	1,815	9,288

Total liabilities and stockholders’ equity	$3,652	$15,155

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$1,683	$2,020	$1,247

Costs and expenses:
Costs of goods sold	1,554	4,280	3,094
Research and development	2,114	6,104	7,119
Selling, general and administrative	5,657	9,158	8,654

Total costs and expenses	9,325	19,542	18,867

Operating loss	(7,642)	(17,522)	(17,620)
Interest income	366	894	652
Interest expense	(28)	(101)	(189)

Net loss	$(7,304)	$(16,729)	$(17,157)

Basic and diluted net loss per common share	$(0.20)	$(0.60)	$(1.18)
Shares used in computing basic and diluted net loss per common share	35,746	27,798	14,594

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(7,304)	$(16,729)	$(17,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	—	34	295
Amortization of premium on investments	50	201	—
Gain on sale of short-term investments	(48)	(46)	—
Stock based compensation	—	—	40
Allowance for doubtful accounts	—	20	—
Depreciation and amortization	687	751	766
Disposal of fixed assets	5	11	—
Changes in operating assets and liabilities:
Accounts receivable	154	7	(239)
Inventories	(20)	1,378	(1,372)
Prepaid expenses and other current assets	344	124	46
Accounts payable	(233)	(383)	260
Accrued compensation	(685)	(328)	143
Deferred revenue	(375)	(369)	(319)
Other accrued liabilities	(1,737)	(994)	1,746

Net cash used in operating activities	(9,162)	(16,323)	(15,791)

Cash flows from investing activities:
Purchases of short-term investments	—	(27,380)	(3,656)
Sales and maturities of short-term and long-term investments	10,592	16,631	10,550
Purchases of property and equipment	(17)	(749)	(608)
Proceeds from sale of property and equipment	35	—	—
Change in restricted cash	164	97	(271)
Change in other assets	—	19	3

Net cash provided by (used in) investing activities	10,774	(11,382)	6,018

Cash flows from financing activities:
Payments on capital lease obligations	—	—	(98)
Payments on bank borrowings	(1,000)	(500)	(500)
Proceeds from issuance of common stock, net of issuance costs	26	237	31,025
Issuance of notes receivable from stockholders	—	—	(160)
Payments received on notes receivable from stockholders	—	21	711

Net cash provided by (used in) financing activities	(974)	(242)	30,978

Net increase (decrease) in cash and cash equivalents	638	(27,947)	21,205
Effect of exchange rates on cash and cash equivalents	(15)	26	61
Cash and cash equivalents, beginning of year	1,343	29,264	7,998

Cash and cash equivalents, end of year	$1,966	$1,343	$29,264

Supplemental disclosure of cash flow information and non-cash activities
Cash paid for interest	$28	$101	$189

Reversal of unrealized deferred compensation	$—	$—	$411

Cancellation of notes receivable to stockholders for unvested restricted stock	$80	$—	$107

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three years ended December 31, 2002

(in thousands, except per share data)

	Common Stock		Notes Receivable From Stockholders	Deferred Compensation	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 1999	13,443	$13	$(1,079)	$(740)	$61,346	$(56)	$(48,829)	$10,655
Note receivable issued to stockholder			(160)					(160)
Payment on and forfeiture of stockholder notes receivable	(134)		818		(107)			711
Cancellations of stock options				411	(411)			—
Amortization of deferred compensation				295				295
Stock based compensation					40			40
Common stock issued in connection with warrant exercises	18							—
Common stock issued in connection with stock option exercises	77				145			145
Common stock issued pursuant to the Company’s stock purchase plan	84				158			158
Private placement, net of issuance costs	7,424	8			30,714			30,722
Change in unrealized losses on investments						49		49
Translation adjustments						61		61
Net loss							(17,157)	(17,157)

Balances, December 31, 2000	20,912	$21	$(421)	$(34)	$91,885	$54	$(65,986)	$25,519

Repurchase of common stock	(3)				(2)			(2)
Payment on stockholder note receivable			21					21
Amortization of deferred compensation				34				34
Common stock issued in connection with stock option exercises	172				221			221
Common stock issued pursuant to purchase price adjustment, net of issuance costs	14,336	15			(129)			(114)
Common stock issued pursuant to the Company’s stock purchase plan	218				132			132
Change in unrealized gains on investments						180		180
Translation adjustments						26		26
Net loss .							(16,729)	(16,729)

Balances, December 31, 2001	35,635	$36	$(400)	$—	$92,107	$260	$(82,715)	$9,288

Common stock issued in connection with stock option exercises	18				2			2
Common stock issued pursuant to the Company’s stock purchase plan	278				71			71
Change in unrealized gains on investments						(180)		(180)
Translation adjustments						(15)		(15)
Issuance costs in connection with private placement					(47)			(47)
Forfeiture of stockholder note receivable	(44)		80		(80)			—
Net loss							(7,304)	(7,304)

Balances, December 31, 2002	35,887	$36	$(320)	$—	$92,053	$65	$(90,019)	$1,815

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Net loss	$(7,304)	$(16,729)	$(17,157)
Change in unrealized gains (losses) on short-term investments	(180)	180	49
Translation adjustments	(15)	26	61

Comprehensive loss	$(7,499)	$(16,523)	$(17,047)

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of Symphonix

Symphonix Devices, Inc. (the “Company” or “Symphonix”) was incorporated on May 17, 1994 to develop and manufacture implantable and semi-implantable hearing devices. Symphonix sells products in North America and Europe through its direct sales force and distributors.

Plan of Dissolution:

On November 13, 2002, the Company’s Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by the Company’s stockholders at a special meeting to be held at a future date set by the Company’s Board of Directors. In connection with the proposed liquidation, the Company terminated the majority of its employees and retained only a limited number of personnel necessary to facilitate the liquidation process. Additionally, the Company intends to liquidate all the property, equipment, intellectual property and other assets and may consider various legal alternatives to liquidating the Company including bankruptcy. The current value of the assets may not be realized upon dissolution and liquidation.

Liquidity:

At December 31, 2002, Symphonix had aggregate consolidated net losses of approximately $90.0 million. In connection with the proposed liquidation, we expect to liquidate our remaining assets, including property, equipment and intellectual property. We also expect to incur liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing and potential obligations. Liquidation expenses may include, among others, employee severance and related costs, customer warranty obligations and legal and accounting fees. While we cannot currently make a precise estimate of these expenses, we believe that most if not all of our current cash and cash equivalents, together with proceeds from future sales of the remaining assets may be required to pay for the above expenditures.

2.	Summary of Significant Accounting Policies

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

Symphonix performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Historically Symphonix has not experienced significant losses related to individual customers. At

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001 one customer accounted for approximately 90.3% and 60.0%, respectively, of accounts receivable.

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

Cash and Cash Equivalents and Restricted Cash:

Symphonix considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash consists of a certificate of deposit held with a financial institution as a security deposit in connection with a point-of-sale software agreement.

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

Long-Lived Assets:

Symphonix periodically reviews the value of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the future undiscounted cash flows arising from the assets with the carrying value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. Since inception through December 31, 2002, no impairment losses have been identified.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition:

Symphonix recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue from product sales is recognized upon shipment of product against a valid purchase order provided no significant obligations remain and collection of the receivables are deemed probable. Upon shipment, Symphonix provides for estimated product returns and estimated costs that may be incurred for product warranties. Amounts received prior to completion of the earnings process are recorded as deferred revenue and recognized on a straight line basis over the life of the agreement. Included in revenues are $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, which represents the amortization of the premium of $1,885,000 on the common stock purchased by Siemens in accordance with the Marketing and Distribution Agreement (Note 6).

Research and Development:

Research and development costs are charged to operations as incurred. Legal expenses relating to patent costs are expensed as incurred.

Accounting for Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation using the intrinsic value method under APB 25 and related interpretations and complies with the disclosure provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net loss, as reported	$(7,304)	$(16,729)	$(17,157)
Add: Stock-based employee compensation expense included in reported net earnings	—	34	335
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,322)	(1,282)	(1,823)

Pro forma net loss	$(8,626)	$(17,977)	$(18,645)

Basic and diluted net loss per common share:
As reported	$(0.20)	$(0.60)	$(1.18)

Pro forma	$(0.24)	$(0.65)	$(1.28)

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

	Year Ended December 31,
	2002	2001	2000
Numerator—Basic and Diluted net loss	$(7,304)	$(16,729)	$(17,157)

Denominator—Basic and Diluted
Weighted average common shares outstanding	35,776	27,853	14,674
Weighted average unvested common shares subject to repurchase	(30)	(55)	(80)

Total	35,746	27,798	14,594

Net loss per common share	$(0.20)	$(0.60)	$(1.18)

Antidilutive securities:
Options to purchase common stock	2,838	3,426	2,915
Common stock subject to repurchase	17	42	67
Warrants	7	7	7

	2,862	3,475	2,989

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on the consolidated financial position or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a material impact on the consolidated financial position or results of operations of the Company.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Balance Sheet Detail

Investments:

As of December 31, 2002, there were no short-term investments.

As of December 31, 2001, short-term investments consisted of the following (in thousands):

	December 31, 2001			Maturity Dates
	Amortized Cost	Unrealized Gains	Estimated Fair Value
Commercial paper	$10,594	$180	$10,774	05/2002–08/2002

Realized gains on sales of short-term investments in 2002 and 2001 were $48,000 and $46,000, respectively.

Inventories:

Inventories are comprised of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$282	$227
Work-in-process	197	340
Finished goods	197	89

	$676	$656

Property and Equipment:

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Furniture and fixtures	$151	$412
Machinery and equipment	2,751	2,737
Leasehold improvements	1,140	1,140
Software	340	340

	4,382	4,629
Less accumulated depreciation and amortization	(3,779)	(3,316)

	$603	$1,313

Other Accrued Liabilities:

Other accrued liabilities comprise (in thousands):

	December 31,
	2002	2001
Professional fees	$66	$499
Clinical trials	360	550
Deferred revenue	377	377
Warranty	85	840
Other	83	442

	$971	$2,708

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Bank Borrowings

Symphonix had a Loan Agreement with a bank providing for borrowings of up to $2,000,000 and the issuance of letters of credit up to $250,000. The principal amount was repaid over four years. Borrowings under the agreement bore interest at the bank’s prime rate plus 0.75% and were collateralized by substantially all of Symphonix’s assets. Symphonix was required to maintain certain levels of cash and stockholders’ equity and to comply with certain other financial covenants.

During 2002, Symphonix paid off its remaining balance under the Loan Agreement and at December 31, 2002, has no borrowings outstanding, outstanding letters of credit in the amount of $10,000 and no amounts available for future borrowings under the Loan Agreement.

5.	Commitments

As of December 31, 2002, Symphonix had no facility lease commitments. In the future, Symphonix plans to lease office space on a month-to-month basis.

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $666,000, $635,000, and $674,000, respectively.

6.	Product Warranty

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during each of the three years in the period ended December 31, 2002:

	Year Ended December 31,
(Dollars in thousands)	2002	2001	2000
Warranty accrual, beginning of year	$840	$1,119	$248
Charged to costs and expenses	—	—	1,248
Actual warranty expenditures	(755)	(279)	(377)

Warranty accrual, end of year	$85	$840	$1,119

7.	Stockholders’ Equity

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Notes Receivable:

In 1997 and 1996, Symphonix issued a total of 545,000 shares of its common stock to key employees in exchange for full recourse promissory notes totaling $484,000. The 1997 and 1996 promissory notes bear annual

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest ranging from 6.36% to 6.84% and are payable in the years 2001 and 2002. The related shares are pledged as collateral for the notes. In 2000, Symphonix received $181,000 as payments on the promissory notes and notes totaling $107,000 were forfeited resulting in Symphonix recovering 134,000 shares of its common stock. In 2002, notes totaling $80,000 were forfeited resulting in Symphonix recovering 44,000 shares of its common stock. The total amount outstanding at December 31, 2002 is $95,000.

During June 1999, Symphonix issued notes receivable to a key employee in the amount of $370,000. The note bore annual interest at 5.19%, was collateralized by 1,025,582 shares of Symphonix’s common stock and was repaid in July 2000. Additionally in August 1999, a key employee exercised 100,000 options to purchase common stock in exchange for a full recourse note receivable in the amount of $225,000 and a restricted stock agreement. The note bears annual interest at 5.96% and is due upon the earlier of August 2004, 30 days following the sale of the common stock which is equal in value to the principal amount of the note or 12 months following the date of termination of employment with Symphonix. The restricted stock agreement grants Symphonix repurchase rights which lapse upon attainment of full vesting, which is scheduled to occur in August 2004. At December 31, 2002 and 2001, 16,680 and 41,675 shares of common stock are subject to repurchase by Symphonix, respectively. The related shares are pledged as collateral for the note.

Deferred Compensation:

The difference between the exercise price and the deemed fair market value of Symphonix’s common stock at the date of issuance of certain stock options, totaling $2.3 million, has been recorded as deferred compensation as a component of stockholders’ equity. Of this amount, zero, $34,000, and $295,000 has been amortized to expense in 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, Symphonix reversed none, none and $411,000, respectively, of unrecognized deferred compensation relating to employees that have terminated employment with Symphonix.

1997 Employee Stock Purchase Plan:

Symphonix adopted the 1997 Employee Stock Purchase Plan (the “Purchase Plan”) under which 275,000 shares of common stock were initially reserved for issuance. During 2000 and 2002, an additional 200,000 shares and 1,000,000 shares were reserved for issuance, respectively.

Eligible employees may purchase a limited number of common stock at 85% of the market value at certain plan-defined dates. Shares purchased under the Purchase Plan are as follows:

2002	277,714
2001	217,765
2000	83,863

Upon shareholder ratification of the plan to dissolve and liquidate the Company, the 1997 Employee Stock Purchase Plan will be terminated.

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2002 Nonstatutory Stock Option Plan:

The 2002 Nonstatutory Stock Option Plan (the “2002 Plan”) provides for grants of nonstatutory stock options to employees (including officers and employee directors) and consultants of Symphonix. The 2002 Plan is administered by a committee appointed by the Board of Directors which identifies optionees and determines the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

The terms of options granted under the 2002 Plan generally may not exceed ten years. Generally, options granted under the 2002 Plan become exercisable starting one year after the date of grant, with 25% of the shares subject to the option becoming exercisable at that time and an additional 1/48th of such shares becoming exercisable each month thereafter. Other option grants become exercisable at 1/48th each month immediately after grant. Certain holders of options granted under the 2002 Plan may exercise their unvested options prior to complete vesting of shares, subject to such holder’s entering a restricted stock purchase agreement granting Symphonix an option to repurchase, in the event of a termination of the optionee’s employment or consulting relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. The exercise price of incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the shares on the date of grant.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1994 and 2002 Plans is as follows (in thousands, except per share data):

	Shares Available For Grant	Options Outstanding
		Number of Shares	Exercise Price
Balance, December 31, 1999	538	1,704	$0.14–$4.13
Additional options reserved	1,000	—
Options granted	(1,562)	1,562	$1.88–$5.88
Options exercised	—	(77)	$0.14–$4.13
Shares repurchased	134	—	$0.80
Options canceled	274	(274)	$0.73–$5.06

Balance, December 31, 2000	384	2,915	$0.14–$5.88
Additional options reserved	1,000	—
Options granted	(2,003)	2,003	$0.76–$1.56
Options exercised	—	(172)	$0.14–$2.63
Options canceled	1,320	(1,320)	$0.55–$5.88

Balance, December 31, 2001	701	3,426	$0.14–$5.88
Additional options reserved	1,750	—
Options granted	(2,513)	2,513	$0.12–$0.32
Options exercised	—	(18)	$0.12
Options canceled	3,083	(3,083)	$0.12–$5.88

Balance, December 31, 2002	3,021	2,838	$0.12–$4.66

The options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows:

	Options outstanding			Options currently exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12–$4.66	2,838	8.13	$1.36	1,193	$1.96

At December 31, 2001 and 2000, outstanding options to purchase 853,000 and 2,915,000 shares were exercisable at weighted average exercise prices of $2.30 and $2.76 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.60%	4.19%	6.08%
Expected volatility	277.9%	154.0%	121.1%
Expected life (in years)	5.0	5.0	5.0

The weighted average grant date fair values of employee stock options granted during 2002, 2001, and 2000 were $0.18, $0.86, and $2.71 per share, respectively.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each Purchase Plan share is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.00%	2.49%	5.82%
Expected volatility	277.9%	154.0%	124.0%
Expected life (in years)	0.5	0.5	0.5

The weighted average grant date fair value of the Purchase Plan shares issued during 2002, 2001 and 2000 were $0.26, $0.31 and $2.39 per share, respectively.

8.	Income Taxes

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets are not fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2002.

Deferred tax assets consist of the following (in thousands):

	2002	2001
Net operating loss carryforward	$31,233	$27,751
Depreciation.	371	358
Capitalized start-up costs	—	319
Research and development credits	2,420	2,336
Reserves	589	1,377
Capitalized research and development	923	689

	35,536	32,830
Valuation allowance	(35,536)	(32,830)

	$—	$—

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $84.5 million for federal purposes and $42.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire from 2009 through 2022 and 2002 through 2013 respectively.

The Company has research credit carryforwards of approximately $1.6 million and $1.2 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2013. The California credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

9.	Employee Benefit Plan

During 1996, Symphonix established a Retirement Savings and Investment Plan (the “Plan”) under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. Symphonix has the discretion to make contributions to the Plan. As of December 31, 2002, no Company contributions have been made to the Plan. Also as of December 31, 2002, the Plan was terminated.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Related Party Transactions

As of January 1, 2001, Siemens, a holder of 2,026,062 shares of Symphonix’s common stock was granted full distribution rights to the European market for a 5 year period in connection with the acceleration of provisions within the Marketing and Distribution Agreement signed in November 1999. For the year ended December 31, 2002, 2001 and 2000 Siemens accounted for 40.8%, 48.3% and 42.6%, respectively, of Symphonix’s revenues and as of December 31, 2002 and 2001 Siemens accounted for 90.3% and 60.0% of Symphonix’s accounts receivable. For the years ended December 31, 2002, 2001 and 2000, Symphonix paid Siemens $184,000, $188,000 and $279,000, respectively, under a related supply agreement.

11.	Industry Segments

Symphonix operates in one business segment: the design, manufacture, and sale of implantable and semi-implantable hearing devices. Currently, Symphonix markets its products to customers in the United States and Europe.

One customer accounted for 40.8%, 48.3% and 42.6% of Symphonix’s revenue during 2002, 2001 and 2000, respectively.

	Revenues			Long-lived Assets
	2002	2001	2000	2002	2001	2000
Europe	$1,077	$1,353	$1,086	$—	$—	$13
United States	606	667	161	603	1,313	1,383

	$1,683	$2,020	$1,247	$603	$1,313	$1,396

12.	Subsequent Events

On March 20, 2003, the Company entered into a purchase agreement with MED-EL GmbH (“MED-EL”) whereby MED-EL will purchase the inventory, property and equipment, intellectual property and assume the product warranty of the Company for $2.5 million. The closing of the purchase agreement is contingent upon the shareholders of the Company approving the proposed plan of liquidation and dissolution of the Company.

On March 20, 2003, the Company entered into an agreement with Siemens whereby Siemens and the Company agree to terminate the Marketing and Distribution Agreement between the Company and Siemens with no consideration due to either party. The agreement also provides for the assignment of the OEM Purchase Agreement between the Company and Siemens to MED-EL with no consideration due to either party. The agreement is contingent upon the closing of the purchase agreement between the Company and MED-EL.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial information for Symphonix for the eight quarters in the period ended December 31, 2002. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

	Quarter Ended
	03/31	06/30	09/30	12/31
	(In thousands, except per share amounts)
2002:
Revenues	$480	$513	$404	$286
Operating loss	(2,355)	(1,871)	(1,907)	(1,509)
Net loss	(2,111)	(1,762)	(1,876)	(1,555)
Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.05)	$(0.04)
Basic and diluted weighted average shares outstanding	35,595	35,730	35,803	35,853

2001:
Revenues	$576	$435	$535	$474
Operating loss	(5,106)	(5,228)	(4,030)	(3,158)
Net loss	(4,853)	(5,067)	(3,788)	(3,021)
Basic and diluted net loss per common share	$(0.23)	$(0.24)	$(0.11)	$(0.09)
Basic and diluted weighted average shares outstanding	20,974	21,061	33,399	35,537

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

On February 9, 2001, the Registrant engaged KPMG LLP as its new independent accountants to audit its financial statements as of and for the year ended December 31, 2000. During the years ended December 31, 1999 and 2000 and between January 1, 2001 and February 9, 2001 the Registrant did not consult with KPMG LLP regarding the application of accounting principles to a specified transaction either completed or proposed; the Registrant did not consult with KPMG LLP regarding the type of audit opinion that might be rendered or the Registrants’ financial statements; and there was not any written or oral advice provided to the Registrant prior to KPMG LLP’s retention as the Registrant’s independent accountant.

On April 2, 2001, the Registrant dismissed KPMG LLP as its independent accountants. The Registrant’s Audit Committee and Board of Directors participated in and approved the decision to change the independent accountants. The report of KPMG LLP on the financial statements for fiscal year 2000 contained no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit for the 2000 fiscal year and through April 2, 2001, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such year. During the 2000 fiscal year and through April 2, 2001, there were no reportable events (as defined in Regulation S-K Item 304 (a) (1) (v)).

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information of each director and officer of Symphonix:

Name	Principal Occupation During the Last Five Years	Age	Director Since
Deborah A. Arthur, Vice President, Clinical Affairs

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

		52	—

Geoffrey R. Ball, Vice President, Chief Technology Officer and Director	Geoffrey R. Ball co-founded the Company and has served as Vice President and Chief Technical Officer and a director since May 1994. From 1987 to March 1994, Mr. Ball was a biomedical engineer in the hearing research laboratory at the Veterans Hospital in Palo Alto, California, affiliated with Stanford University. Mr. Ball holds an M.S. degree from the University of Southern California and a B.S. degree from the University of Oregon.	39	1994

B.J. Cassin, Director	B.J. Cassin has served as a director of the Company since July 1994. Mr. Cassin has been a private venture capital investor since 1979. Previously, he co-founded Xidex Corporation, a manufacturer of data storage media, and served as Vice President of Marketing. Mr. Cassin is a director of Cerus Corporation, a medical device company (of which he is Chairman) and PDF Solutions, a technology integration company. Mr. Cassin holds an A.B. degree from Holy Cross College.	69	1994

Name	Principal Occupation During the Last Five Years	Age	Director Since
Kirk B. Davis, President, Chief Executive Officer and Director	Kirk B. Davis has been President and Chief Executive Officer of the Company since August 1999. Mr. Davis was with Abbott Laboratories, Inc. from 1987 and most recently, from March 1998, served as Vice President and General Manager, Critical Care Products. From 1996 to 1998, he served as General Manager of Abbott’s UK operation and from 1994 to 1998 he served as divisional Vice President and Regional Director, Europe for Abbott. Mr. Davis has a BS degree from Stanford University and an MBA degree from the J.L. Kellogg Graduate School of Management at Northwestern University.	45	1999

Martin Friedman, Director	Martin Friedman has served as a director of the Company since November 2000. Mr. Friedman joined J.P. Morgan Partners in 2000, where he focuses exclusively on investment opportunities in the healthcare sector. Prior to joining J.P. Morgan Partners, Mr. Friedman spent eight years in J.P. Morgan’s Healthcare Investment Banking group working with medical device, pharmaceutical and healthcare services clients. Prior to joining J.P. Morgan, Mr. Friedman worked at Morgan Stanley in both New York and Tokyo. Mr. Friedman earned a B.A. from Columbia College and an M.B.A. from Columbia Business School.	39	2000

Terence J. Griffin, Vice President, Finance and Chief Financial Officer

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

		40	—

Name	Principal Occupation During the Last Five Years	Age	Director Since
Adele C. Oliva, Director	Adele C. Oliva has served as a director of the Company since November 2000. Ms. Oliva has been a venture capitalist with APAX Partners, L.P. since 1997, focusing on investments in the health care industry. Prior to joining APAX Partners, L.P., Ms Oliva worked at Baxter Healthcare, where she held positions in marketing and business development in the CardioVascular and I.V. Systems Divisions. Ms Oliva is a graduate of Saint Joseph’s University and has an M.B.A. from Cornell University.	37	2000

Roger Radke, Director	Roger Radke, PhD, has served as a director of the Company since August 2000. He is currently the Chairman and Managing Director of Siemens Audiologische Technik GmBH, the leading company in the hearing instruments market. Mr. Radke has over 10 years experience in the medical industry in Europe and the United States with Siemens Medical Engineering Group. He holds a PhD degree from the University of Münster, Germany.	40	2000

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the national Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from reporting persons, the Company believes that, during the fiscal year ended December 31, 2002, all such forms were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our Chief Executive Officer and the four next most highly compensated executive officers in the fiscal year ended December 31, 2002 for services rendered in all capacities to us for the fiscal years indicated.

	Fiscal Year	Annual Compensation		Long-Term Compensation Awards
Name and Principal Position		Salary	Bonus	Number of Securities Underlying Options
Kirk B. Davis President and Chief Executive Officer	2002 2001 2000	$302,077 291,500 281,061	$64,130 119,545 41,855	400,000 140,000 650,000

Terence J. Griffin Vice President of Finance and Chief Financial Officer	2002 2001 2000	192,585 181,172 134,307	34,819 35,256	150,000 150,000 220,000

Geoffrey R. Ball Vice President and Chief Technical Officer	2002 2001 2000	155,769 150,000 143,808	24,300 37,102 19,466	150,000 100,000 70,000

Deborah Arthur Vice President of Clinical Affairs	2002 2001 2000	165,769 160,000 154,389	26,400 38,526 47,665	150,000 100,000 70,000

Dennis S. Roy Vice President of Marketing	2002 2001	181,346 93,039	58,536	100,000 230,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 27, 2003, 35,886,442 shares of Symphonix’s Common Stock were issued and outstanding and held of record by approximately 5,150 stockholders. No shares of Symphonix’s Preferred Stock were outstanding as of March 27, 2003.

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 27, 2003:

Beneficial Owner	Common Stock Beneficially Owned	Approximate Percentage Owned(1)
Siemens Audiologische Technik GmbH c/o Siemens Corporation 1301 Avenue of the Americas New York, NY 10014	2,026,062	5.65%

Roger Radke(1) Siemens Audiologische Technik GmbH Gebbertstr. 125 D91058 Erlangen, Germany	2,086,062	5.81%

Kirk B. Davis(2)	1,291,659	3.49%
Terence J. Griffin(3)	370,000	1.02%
Deborah Arthur(4)	265,000	*
Geoffrey R. Ball(5)	170,000	*
B.J. Cassin(6)	119,526	*
Martin Friedman(7)	60,000	*
Adele C. Oliva(8)	60,000	*
Dennis S. Roy(9)	0	*
All directors and executive officers as a group (9 persons)(10)	5,122,247	13.149%

*	Less than 1%
(1)	Includes 2,026,062 shares held by Siemens Audiologische Technik GmbH. Mr. Radke, a director of the company, is managing director of Siemens Audiologische Technik GmbH and disclaims beneficial ownership over these shares. Also includes options to purchase up to 60,000 shares exercisable within 60 days after March 27, 2003.
(2)	Includes options to purchase up to 1,190,000 shares exercisable within 60 days after March 27, 2003.
(3)	Consists of options to purchase up to 370,000 shares exercisable within 60 days after March 27, 2003.
(4)	Consists of options to purchase up to 265,000 shares exercisable within 20 days after March 20, 2003. Deborah Arthur’s employment with Symphonix was terminated as of March 20, 2003.
(5)	Consists of options to purchase up to 170,000 shares exercisable within 60 days after March 27, 2003.
(6)	Share number includes 15,913 shares held for the benefit of Cassin Family Trust. Mr. Cassin, one of our directors, holds voting and dispositive power over the shares held by Cassin Family Trust. Also includes 910 shares held by Mr. Cassin and options directly owned by Mr. Cassin to purchase up to 102,703 shares exercisable within 60 days after March 27, 2003.
(7)	Consists of options to purchase up to 60,000 shares exercisable within 60 days after March 27, 2003.
(8)	Consists of options to purchase up to 60,000 shares exercisable within 60 days after March 27, 2003.
(9)	Dennis S. Roy’s employment with Symphonix was terminated as of November 2002; however, he remains one of our four most highly compensated executive officers (other than our Chief Executive Officer) who were serving as executive officers at the end of our last completed fiscal year.
(10)	Includes options to purchase up to 2,977,703 shares exercisable within 60 days after March 27, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As of December 31, 2002, Siemens owed Symphonix $158,000 under the marketing and distribution agreement. For the year ended December 31, 2002, Siemens paid Symphonix $773,000 under the marketing and distribution agreement, and Symphonix paid Siemens $184,000 under the supply agreement. The nature and terms of the original and revised marketing and distribution agreements, as well as a related supply agreement, with Siemens are as follows:

•	Symphonix entered into the marketing and distribution agreement in February 1999 and entered into the supply agreement in June 1999.

•	Under the marketing and distribution agreement, Symphonix agreed to conduct collaborative marketing efforts, and Siemens has exclusive distribution rights in Europe for existing Symphonix products and any future product introductions.

•	The marketing and distribution agreement has a term ending on December 1, 2004 and is subject to automatic annual renewals thereafter unless terminated by either party with at least 12 months’ notice. If Symphonix does not renew the marketing and distribution agreement, it is obligated to pay Siemens the equivalent of Siemens’ revenues with Symphonix products in Europe during the preceding twelve months.

•	The marketing and distribution agreement may also be terminated at any time if Symphonix is acquired at the option of: (i) Symphonix, with three month’s notice and payment to Siemens of $2 million or 100% of Siemens’ revenue in Europe with Symphonix products during the 12 months preceding the acquisition if the agreement is terminated between December 1, 2002 and December 1, 2004; or (ii) Siemens, if Symphonix is acquired by a manufacturer of acoustic hearing aids.

•	The marketing and distribution agreement may also be terminated at the option of either party in the event of a material breach that is not cured within 30 days of notice of breach, or upon the insolvency or bankruptcy of the other party.

•	Under the terms of the supply agreement, Siemens agreed to supply integrated circuits and software for use in Symphonix’s Soundbridge products.

•	The supply agreement has a term ending on September 30, 2004 and is subject to automatic annual renewals thereafter unless terminated by either party with at least three months’ notice. The supply agreement may also be terminated at any time in the event of a material breach that is not cured within 30 days of notice of breach.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed in Part II of this Annual Report on Form 10-K.

1.    Financial Statements

2.    Financial Statement Schedules.  The following consolidated financial statement schedule of Symphonix Devices, Inc. for the year ended December 31, 2002 is filed as part of this Report and should be read in conjunction with the consolidated financial statements:

Description	Page No.
Schedule II—Valuation and Qualifying Accounts	45

Schedules not listed above have been omitted because they are not applicable or are not required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

On November 13, 2002, the Board of Directors of Symphonix Devices, Inc. deemed advisable the dissolution of the company and approved a plan of complete liquidation and dissolution for which Symphonix will seek stockholder approval. Symphonix expects to liquidate all assets, including its intellectual property.

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

10.9*	Lease between Silicon Valley Properties, L.L.C., a Delaware limited liability partnership, and the Registrant dated October 27, 1997.
10.10*	Form of Option Vesting Agreement between the Registrant and its officers.
10.11*	License Agreement dated June 1, 1995 between Baptist Medical Center of Oklahoma, Inc. and the Registrant.
10.12*	Loan and Security Agreement dated December 30, 1997 between the Registrant and Silicon Valley Bank.
10.13(1)	Loan Modification Agreement dated December 24, 1998 between the Registrant and Silicon Valley Bank.
10.14(1)	Premium Contribution Plan Effective November 1, 1998, as Amended and Restated on January 1, 1999.
10.15(1)	Form of Distribution Agreement.
10.16**(2)	Joint Development and Supply Agreement dated January 16, 1998 between the Registrant and Topholm & Westermann Aps and the subsequent Amendment thereto effective November 30, 1998.
10.17(3)	Loan and Security Agreement with an attached Non-Recourse Secured Promissory Note dated June 29, 1999 between the Registrant and Harry S. Robbins.
10.18(4)	OEM and Supply Agreement dated June 4, 1999 between the Registrant and Siemens Audiologische Technik GmbH (“Siemens”).
10.19(5)	Marketing and Distribution Agreement dated November 2, 1999 between the Registrant and Siemens.
10.20(5)	Common Stock Purchase Agreement dated December 1, 1999 between the Registrant and Siemens.
10.21(6)	Common Stock Purchase Agreement dated September 18, 2000 between Symphonix and certain investors, including exhibits.
10.22(7)	Lease between Airport IV, a Joint Venture, and the Registrant dated January 23, 2003.
21.2	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.3	Consent of KPMG LLP, independent auditors.
24.1	Power of Attorney (see page 46).
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

**	Confidential treatment requested.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2)	Filed as exhibits to the Registrant’s report on Form 10-Q for the fiscal quarter ending March 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the quarter ending June 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2000 and incorporated herein by reference.

(7)	Month-to-month lease used for primary facility commencing on January 27, 2003.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$27	$—	$27	$—
Year ended December 31, 2001	7	20	—	27
Year ended December 31, 2000	$55	$—	$48	$7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 27th day of March, 2003.

SYMPHONIX DEVICES, INC.

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

Signature	Title	Date

/s/ KIRK B. DAVIS Kirk B. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ TERENCE J. GRIFFIN Terence J. Griffin	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ GEOFFREY R. BALL Geoffrey R. Ball	Vice President, Chief Technology Officer and Director	March 27, 2003

/s/ B. J. CASSIN B. J. Cassin	Director	March 27, 2003

/s/ MARTIN FRIEDMAN Martin Friedman	Director	March 27, 2003

/s/ ADELE OLIVA Adele Oliva	Director	March 27, 2003

/s/ ROGER RADKE Roger Radke	Director	March 27, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO RULES 13a-14, 13a-15, 15d-14 and 15d-15,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kirk B. Davis, certify that:

(a)	I have reviewed this annual report on Form 10-K of Symphonix Devices, Inc.;

(b)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(c)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(d)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(e)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(f)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ KIRK B. DAVIS
Name: Kirk B. Davis Title: President and Chief Executive Officer

I, Terence J. Griffin, certify that:

(a)	I have reviewed this on annual report on Form 10-K of Symphonix Devices, Inc.;

(b)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(c)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(d)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(e)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(f)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ TERENCE J. GRIFFIN
Name: Terence J. Griffin Title: Vice President Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Exhibit Title

5.1	*	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation

21.2		List of Subsidiaries

23.1		Consent of PricewaterhouseCoopers LLP, independent accountants

23.2	*	Consent of Wilson Sonsini Goodrich & Rosati, Professional Corporation (included in Exhibit 5.1)

23.3		Consent of KPMG LLP, independent auditors

24.1		Power of Attorney (see page 46).

99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed