Form 10-K/A
period 2002-12-31
SYMPHONIX DEVICES INC
filed 2003-04-24
CIK 930481

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Equity Compensation Plan Information

Information regarding Symphonix’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the following table (in thousands, except per share data):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,138	$1.71	2,971
Equity compensation plans not approved by security holders(1)	700	0.30	50

Total	2,838	$1.36	3,021

(1)	A brief description of the material provisions of the 2002 Nonstatutory Stock Option Plan is provided in “Note 7. Stockholder’s Equity” to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

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

Plan of Dissolution:

On November 13, 2002, the Company’s Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by the Company’s stockholders at a special meeting to be held at a future date set by the Company’s Board of Directors. In connection with the proposed liquidation, the Company terminated the majority of its employees and retained only a limited number of personnel necessary to facilitate the liquidation process. Additionally, the Company intends to liquidate all the property, equipment, intellectual property and other assets.

In the event that Symphonix’s shareholders do not approve the plan of dissolution and liquidation, Symphonix may seek protection under federal bankruptcy laws or Symphonix may seek to raise additional capital, hire new research and development staff and invest in its next generation of products. Symphonix would attempt to design its next generation products such that the potential for reimbursement from Medicare would be improved. Symphonix believes that reimbursement is necessary for its products to be affordable and appealing to the broader hearing market and to have a viable stand alone business. However, Symphonix may not be successful in its efforts to raise additional capital, hire new staff or design a product that would meet the criteria necessary to obtain reimbursement from Medicare. If the plan of dissolution and liquidation is not approved, Symphonix will be required to fulfill its obligations under its Marketing and Distribution Agreement with Siemens or pay a $2 million termination fee. There are no current specific plans or commitments with regard to efforts to raise additional capital.

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

2.	Summary of Significant Accounting Policies

Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continued existence of Symphonix. Symphonix’s recurring losses from operations raise substantial doubt regarding Symphonix’s ability to continue for a going concern for a reasonable period of time. Symphonix’s shareholders have not as of yet voted on the plan of dissolution and liquidation (see Note 1), which is required under Delaware law, and the accompanying financial statements do not include any adjustments that might result from this uncertainty.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Symphonix performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Historically Symphonix has not experienced significant losses related to individual customers. At December 31, 2002 and 2001 one customer accounted for approximately 90.3% and 60.0%, respectively, of accounts receivable.

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Notes Receivable:

In 1997 and 1996, Symphonix issued a total of 545,000 shares of its common stock to key employees in exchange for full recourse promissory notes totaling $484,000. The 1997 and 1996 promissory notes bear annual interest ranging from 6.36% to 6.84% and are payable in the years 2001 and 2002. The related shares are pledged as collateral for the notes. In 2000, Symphonix received $181,000 as payments on the promissory notes and notes totaling $107,000 were forfeited resulting in Symphonix recovering 134,000 shares of its common stock. In 2002, notes totaling $80,000 were forfeited resulting in Symphonix recovering 44,000 shares of its common stock. The total amount outstanding at December 31, 2002 is $95,000.

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

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information relating to stock options awarded to each of the named executive officers during the fiscal year ended December 31, 2002. All such options were awarded under the Company’s 1994 Stock Option Plan.

	Individual Grants				Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Options Term
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2002	Exercise Price Per Share	Expiration Date
Name	(#)	(%)	($)		5% ($)	10% ($)
Kirk Davis	400,000	15.92%	$0.12	03/04/12	$30,187	$76,500
Terence J. Griffin	150,000	5.97%	0.12	03/04/12	11,320	28,687
Geoffrey R. Ball	150,000	5.97%	0.12	03/04/12	11,320	28,687
Deborah Arthur	150,000	5.97%	0.12	03/04/12	11,320	28,687
Dennis S. Roy	100,000	3.98%	0.12	03/04/12	7,547	19,125

The percent of total options granted in fiscal 2002 is based on an aggregate of 2,513,000 options granted by the Company in the year ended December 31, 2002 to employees of the Company, including the named executive officers. The options are immediately exercisable, conditioned upon the optionee entering into a restricted stock purchase agreement with the Company with respect to any unvested shares. The options vest or are released from the repurchase option of the Company at the rate of one forty-eighth ( 1/48) of the total number of shares subject to each option at the end of each full month beginning on the grant date for each option.

The amounts disclosed in the column captioned “Exercise Price Per Share” represent the closing price of the underlying shares of Common Stock on the dates the respective options were granted.

With respect to the amounts disclosed in the column captioned “Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term,” the 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future Common Stock prices. The potential realizable values are calculated by assuming that the exercise price per share was the closing price of Common Stock at the time of grant, that the Common Stock appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of the option term at the appreciated price.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding the exercise of stock options by the named executive officers during the fiscal year ended December 31, 2002 and the value of stock options held as of December 31, 2002 by the named executive officers.

	Shares Acquired on Exercise (#)	Value Realized ($)	Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-The-Money Options at December 31, 2002 ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Kirk B. Davis	—	—	708,744	781,256	$—	$—
Terence J. Griffin	—	—	177,614	308,845	—	—
Geoffrey R. Ball	—	—	91,363	228,637	—	—
Deborah Arthur	—	—	178,029	236,971	—	—
Dennis S. Roy	—	—	0	0	—	—

(1) The value of “In-the-Money” stock options is based on $0.06 per share, the closing price on December 31, 2002, less the exercise price, multiplied by the aggregate number of shares underlying the option.

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

As of December 31, 2002, Siemens owed Symphonix $158,000 under the marketing and distribution agreement. For the year ended December 31, 2002, Siemens paid Symphonix $773,000 under the marketing and distribution agreement, and Symphonix paid Siemens $184,000 under the supply agreement. For the year ended December 31, 2002, Siemens accounted for 40.8% of Symphonix’s revenues and as of December 31, 2002 Siemens accounted for 90.3% of Symphonix’s accounts receivable. The nature and terms of the original and revised marketing and distribution agreements, as well as a related supply agreement, with Siemens are as follows:

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

On March 20, 2003, Symphonix entered into an agreement with Siemens whereby Siemens and Symphonix agree to terminate the marketing and distribution agreement with no consideration due to either party. The agreement also provides for the assignment of the supply agreement to MED-EL with no consideration due to either party. The agreement is contingent upon the closing of the purchase agreement between Symphonix and MED-EL.

Kirk B. Davis, our Chief Executive Officer, exercised an option to purchase 100,000 shares of our common stock in August 1999 in exchange for a full recourse promissory note in the amount of $225,000. The annual interest rate on the note is 5.96%, and it is due upon the earlier of (i) August 2004, (ii) 30 days following a sale of our common stock by Mr. Davis which is equal to the principal amount of the note and (iii) 12 months following the date of Mr. Davis’ termination.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

(b)	Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed in Part II of this Annual Report on Form 10-K.

1.    Financial Statements

2.    Financial Statement Schedules.  The following consolidated financial statement schedule of Symphonix Devices, Inc. for the year ended December 31, 2002 is filed as part of this Report and should be read in conjunction with the consolidated financial statements:

Description	Page No.
Schedule II—Valuation and Qualifying Accounts	46

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

10.9*	Lease between Silicon Valley Properties, L.L.C., a Delaware limited liability partnership, and the Registrant dated October 27, 1997.
10.10*	Form of Option Vesting Agreement between the Registrant and its officers.
10.11*	License Agreement dated June 1, 1995 between Baptist Medical Center of Oklahoma, Inc. and the Registrant.
10.12*	Loan and Security Agreement dated December 30, 1997 between the Registrant and Silicon Valley Bank.
10.13(1)	Loan Modification Agreement dated December 24, 1998 between the Registrant and Silicon Valley Bank.
10.14(1)	Premium Contribution Plan Effective November 1, 1998, as Amended and Restated on January 1, 1999.
10.15(1)	Form of Distribution Agreement.
10.16**(2)	Joint Development and Supply Agreement dated January 16, 1998 between the Registrant and Topholm & Westermann Aps and the subsequent Amendment thereto effective November 30, 1998.
10.17(3)	Loan and Security Agreement with an attached Non-Recourse Secured Promissory Note dated June 29, 1999 between the Registrant and Harry S. Robbins.
10.18(4)	OEM and Supply Agreement dated June 4, 1999 between the Registrant and Siemens Audiologische Technik GmbH (“Siemens”).
10.19(5)	Marketing and Distribution Agreement dated November 2, 1999 between the Registrant and Siemens.
10.20(5)	Common Stock Purchase Agreement dated December 1, 1999 between the Registrant and Siemens.
10.21(6)	Common Stock Purchase Agreement dated September 18, 2000 between Symphonix and certain investors, including exhibits.
10.22(7)	Lease between Airport IV, a Joint Venture, and the Registrant dated January 23, 2003.
10.23	Retention Bonus and Release Agreement between Symphonix and Terrence J. Griffin dated March 5, 2003.
10.24	Termination Agreement between Symphonix and Siemens dated March 20, 2003.
10.25	Severance and Release Agreement between Symphonix and Kirk B. Davis dated April 21, 2003.

Exhibit	Description
21.2	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.3(8)	Consent of KPMG LLP, independent auditors.
24.1(8)	Power of Attorney.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

**	Confidential treatment requested.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2)	Filed as exhibits to the Registrant’s report on Form 10-Q for the fiscal quarter ending March 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the quarter ending June 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2000 and incorporated herein by reference.

(7)	Month-to-month lease used for primary facility commencing on January 27, 2003.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2002.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$27	$—	$27	$—
Year ended December 31, 2001	7	20	—	27
Year ended December 31, 2000	$55	$—	$48	$7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 24th day of April, 2003.

SYMPHONIX DEVICES, INC.

By:	/s/ KIRK B. DAVIS
Kirk B. Davis Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIRK B. DAVIS Kirk B. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2003

/s/ TERENCE J. GRIFFIN Terence J. Griffin	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2003

/s/ GEOFFREY R. BALL* Geoffrey R. Ball	Vice President, Chief Technology Officer and Director	April 24, 2003

/s/ B. J. CASSIN* B. J. Cassin	Director	April 24, 2003

/s/ MARTIN FRIEDMAN* Martin Friedman	Director	April 24, 2003

/s/ ADELE OLIVA* Adele Oliva	Director	April 24, 2003

/s/ ROGER RADKE* Roger Radke	Director	April 24, 2003

*By:	/s/ KIRK B. DAVIS
Kirk B. Davis, Attorney-in-fact

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

Date: April 24, 2003

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

(f)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

By:	/s/ TERENCE J. GRIFFIN
Name: Terence J. Griffin Title: Vice President Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Description

3.1	*	Certificate of Incorporation of Symphonix Devices, Inc., a Delaware corporation, as currently in effect.

3.2	*	Bylaws of the Registrant, as currently in effect.

3.3	*	Certificate of Amendment of the Certificate of Incorporation of the Registrant, amending Exhibit 3.1.

4.1	*	Specimen Common Stock Certificate.

10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2	*	1994 Stock Option Plan and forms of Stock Option Agreements thereunder.

10.3	*	1998 Employee Stock Purchase Plan.

10.4	*	Restated Investors Rights Agreement dated June 11, 1997 between the Registrant and certain holders of the Registrant’s securities.

10.5	*	Master Equipment Lease Agreement between the Registrant and Lighthouse Capital Partners dated December 2, 1994.

10.6	*	Assignment by the Registrant to VibRx, Inc. dated March 14, 1997.

10.7	*	Registrant’s Series D Preferred Stock Purchase Agreement dated June 11, 1997.

10.8	*

Net Lease Agreement between Realtec Properties I, L.P., a California limited partnership, and the Registrant dated July 28, 1994; letter agreements dated July 28, 1994 and August 17, 1994 and First Amendment dated April 17, 1997.

10.9	*	Lease between Silicon Valley Properties, L.L.C., a Delaware limited liability partnership, and the Registrant dated October 27, 1997.

10.10	*	Form of Option Vesting Agreement between the Registrant and its officers.

10.11	*	License Agreement dated June 1, 1995 between Baptist Medical Center of Oklahoma, Inc. and the Registrant.

10.12	*	Loan and Security Agreement dated December 30, 1997 between the Registrant and Silicon Valley Bank.

10.13	(1)	Loan Modification Agreement dated December 24, 1998 between the Registrant and Silicon Valley Bank.

10.14	(1)	Premium Contribution Plan Effective November 1, 1998, as Amended and Restated on January 1, 1999.

10.15	(1)	Form of Distribution Agreement.

10.16	**(2)	Joint Development and Supply Agreement dated January 16, 1998 between the Registrant and Topholm & Westermann Aps and the subsequent Amendment thereto effective November 30, 1998.

10.17	(3)	Loan and Security Agreement with an attached Non-Recourse Secured Promissory Note dated June 29, 1999 between the Registrant and Harry S. Robbins.

10.18	(4)	OEM and Supply Agreement dated June 4, 1999 between the Registrant and Siemens Audiologische Technik GmbH (“Siemens”).

10.19	(5)	Marketing and Distribution Agreement dated November 2, 1999 between the Registrant and Siemens.

10.20	(5)	Common Stock Purchase Agreement dated December 1, 1999 between the Registrant and Siemens.

Exhibit	Description

10.21(6)	Common Stock Purchase Agreement dated September 18, 2000 between Symphonix and certain investors, including exhibits.

10.22(7)	Lease between Airport IV, a Joint Venture, and the Registrant dated January 23, 2003.

10.23	Retention Bonun and Release Agreement between Symphonix and Terrence J. Griffin dated March 5, 2003.

10.24	Termination Agreement between Symphonix and Siemens dated March 20,2003.

10.25	Severance and Release Agreement between Symphonix and Kirk B. Davis dated April 21, 2003.

21.2	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

23.3(8)	Consent of KPMG LLP, independent auditors.

24.1(8)	Power of Attorney.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

**	Confidential treatment requested.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2)	Filed as exhibits to the Registrant’s report on Form 10-Q for the fiscal quarter ending March 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the quarter ending June 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2000 and incorporated herein by reference.

(7)	Month-to-month lease used for primary facility commencing on January 27, 2003.

(8)	Filed as an exhibit to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2002.

2