Form 10-K/A
period 2002-12-31
SYMPHONIX DEVICES INC
filed 2003-05-06
CIK 930481

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Compensation of Directors

Members of the Symphonix Board of Directors do not receive cash compensation for their services as directors but are eligible to receive grants of stock options under our 1994 Stock Option Plan. During fiscal 2002 Symphonix made the following grants of stock options to outside directors:

Name	Number of Securities Underlying Options Granted (1)	Exercise Price Per Share	Expiration Date
B.J. Cassin	10,000	$0.32	05/01/2012
Martin Friedman	10,000	$0.32	05/01/2012
Adele Oliva	10,000	$0.32	05/01/2012
Roger Radke	10,000	$0.32	05/01/2012

(1)	The options are immediately exercisable, conditioned upon the optionee entering into a restricted stock purchase agreement with Symphonix with respect to any unvested shares. The options vest or are released from the repurchase option of Symphonix at the rate of one forty-eighth (1/48) of the total number of shares subject to each option at the end of each full month beginning on the grant date for each option.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Symphonix has entered into a retention agreement with Terence J. Griffin, our Chief Financial Officer. The retention agreement provides for a bonus to be paid to Mr. Griffin if he remains employed by Symphonix until the date by which his responsibilities are expected to be completed. The retention bonus is equal to the greater of (i) 50% of the Mr. Griffin’s base salary paid from January 1, 2003 until the expected completion of his responsibilities in the dissolution process, but not to exceed two and one half months of Mr. Griffin’s base salary, and (ii) one week of the Mr. Griffin’s base salary for each year of service to Symphonix, which is the standard severance that we have historically paid to our employees who have been terminated for reasons of cost reduction. For Mr. Griffin the expected duration of service is through June, 2003 and the retention bonus amount based on the formula is $20,084.

Kirk B. Davis, our Chief Executive Officer, has a severance agreement that provides for a one-year severance payment as described below. Upon Mr. Davis’ termination he will receive severance equal to one year of his base salary of $302,500 payable in 12 equal monthly installments. Mr. Davis will also receive a cash bonus of $129,319 payable one year after his termination, and his employee benefits, including health, dental and life insurance, will continue for one year after his termination. The cash bonus payment will be offset by the principal and interest of approximately $275,000 owed by Mr. Davis to us pursuant to a note payable.

We have entered into option vesting agreements with Mr. Davis and Mr. Griffin. If these employees are involuntarily terminated in connection with a change of control, including an asset sale or a dissolution, then all of the shares subject to each option they hold will automatically vest and become exercisable pursuant to the terms of these option vesting agreements. The lowest exercise price of the options that will vest as a result of these agreements is $0.12 per share. Because the estimated distribution to stockholders upon our proposed liquidation is approximately $0.045 per share, we do not anticipate the exercise of any options pursuant to the option vesting agreements.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of directors B.J. Cassin and Adele C. Oliva. In fiscal year 2002, none of the members of the Compensation Committee was an officer (or former officer) or employee of Symphonix; none of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with Symphonix in which the amount involved exceeded $60,000; none of Symphonix’s executive officers served on the Compensation Committee of another entity where one of that entity’s officers served on Symphonix’s Compensation Committee; and none of Symphonix’s executive officers was a director of another entity where one of that entity’s officers served on Symphonix’s Compensation Committee.

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

Description	Page No.
Schedule II—Valuation and Qualifying Accounts	47

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

10.9*	Lease between Silicon Valley Properties, L.L.C., a Delaware limited liability partnership, and the Registrant dated October 27, 1997.

10.10*	Form of Option Vesting Agreement between the Registrant and its officers.

10.11*	License Agreement dated June 1, 1995 between Baptist Medical Center of Oklahoma, Inc. and the Registrant.

10.12*	Loan and Security Agreement dated December 30, 1997 between the Registrant and Silicon Valley Bank.

10.13(1)	Loan Modification Agreement dated December 24, 1998 between the Registrant and Silicon Valley Bank.

10.14(1)	Premium Contribution Plan Effective November 1, 1998, as Amended and Restated on January 1, 1999.

10.15(1)	Form of Distribution Agreement.

10.16**(2)	Joint Development and Supply Agreement dated January 16, 1998 between the Registrant and Topholm & Westermann Aps and the subsequent Amendment thereto effective November 30, 1998.

10.17(3)	Loan and Security Agreement with an attached Non-Recourse Secured Promissory Note dated June 29, 1999 between the Registrant and Harry S. Robbins.

10.18(4)	OEM and Supply Agreement dated June 4, 1999 between the Registrant and Siemens Audiologische Technik GmbH (“Siemens”).

10.19(5)	Marketing and Distribution Agreement dated November 2, 1999 between the Registrant and Siemens.

10.20(5)	Common Stock Purchase Agreement dated December 1, 1999 between the Registrant and Siemens.

Exhibit	Description
10.21(6)	Common Stock Purchase Agreement dated September 18, 2000 between Symphonix and certain investors, including exhibits.

10.22(7)(8)	Lease between Airport IV, a Joint Venture, and the Registrant dated January 23, 2003.

10.23(8)	Retention Bonus and Release Agreement between Symphonix and Terrence J. Griffin dated March 5, 2003.

10.24(8)	Termination Agreement between Symphonix and Siemens dated March 20, 2003.

10.25(8)	Severance and Release Agreement between Symphonix and Kirk B. Davis dated April 21, 2003.

10.26	Promissory Note and Security Agreement dated August 6, 1999 between the Registrant and Kirk Davis.

10.27(9)	Asset Purchase Agreement dated March 20, 2003 between the Registrant and Med-El GmbH.

21.2(8)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

23.3(10)	Consent of KPMG LLP, independent auditors.

24.1(10)	Power of Attorney.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

**	Confidential treatment requested.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2)	Filed as exhibits to the Registrant’s report on Form 10-Q for the fiscal quarter ending March 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the quarter ending June 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2000 and incorporated herein by reference.

(7)	Month-to-month lease used for primary facility commencing on January 27, 2003.

(8)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$27	$—	$27	$—
Year ended December 31, 2001	7	20	—	27
Year ended December 31, 2000	$55	$—	$48	$7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Jose, State of California, on the 6th day of May, 2003.

SYMPHONIX DEVICES, INC.

By:	/s/ KIRK B. DAVIS
Kirk B. Davis Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIRK B. DAVIS Kirk B. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2003

/s/ TERENCE J. GRIFFIN Terence J. Griffin	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2003

/s/ GEOFFREY R. BALL* Geoffrey R. Ball	Vice President, Chief Technology Officer and Director	May 6, 2003

/s/ B. J. CASSIN* B. J. Cassin	Director	May 6, 2003

/s/ MARTIN FRIEDMAN* Martin Friedman	Director	May 6, 2003

/s/ ADELE OLIVA* Adele Oliva	Director	May 6, 2003

/s/ ROGER RADKE* Roger Radke	Director	May 6, 2003

*By:	/s/ KIRK B. DAVIS
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

Date: May 6, 2003

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

Date: May 6, 2003

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

10.9	*	Lease between Silicon Valley Properties, L.L.C., a Delaware limited liability partnership, and the Registrant dated October 27, 1997.

10.10	*	Form of Option Vesting Agreement between the Registrant and its officers.

10.11	*	License Agreement dated June 1, 1995 between Baptist Medical Center of Oklahoma, Inc. and the Registrant.

10.12	*	Loan and Security Agreement dated December 30, 1997 between the Registrant and Silicon Valley Bank.

10.13	(1)	Loan Modification Agreement dated December 24, 1998 between the Registrant and Silicon Valley Bank.

10.14	(1)	Premium Contribution Plan Effective November 1, 1998, as Amended and Restated on January 1, 1999.

10.15	(1)	Form of Distribution Agreement.

10.16	**(2)	Joint Development and Supply Agreement dated January 16, 1998 between the Registrant and Topholm & Westermann Aps and the subsequent Amendment thereto effective November 30, 1998.

10.17	(3)	Loan and Security Agreement with an attached Non-Recourse Secured Promissory Note dated June 29, 1999 between the Registrant and Harry S. Robbins.

10.18	(4)	OEM and Supply Agreement dated June 4, 1999 between the Registrant and Siemens Audiologische Technik GmbH (“Siemens”).

10.19	(5)	Marketing and Distribution Agreement dated November 2, 1999 between the Registrant and Siemens.

10.20	(5)	Common Stock Purchase Agreement dated December 1, 1999 between the Registrant and Siemens.

Exhibit	Description

10.21(6)	Common Stock Purchase Agreement dated September 18, 2000 between Symphonix and certain investors, including exhibits.

10.22(7)(8)	Lease between Airport IV, a Joint Venture, and the Registrant dated January 23, 2003.

10.23(8)	Retention Bonun and Release Agreement between Symphonix and Terrence J. Griffin dated March 5, 2003.

10.24(8)	Termination Agreement between Symphonix and Siemens dated March 20,2003.

10.25(8)	Severance and Release Agreement between Symphonix and Kirk B. Davis dated April 21, 2003.

10.26	Promissory Note and Security Agreement dated August 6, 1999 between the Registrant and Kirk Davis.

10.27(9)	Asset Purchase Agreement dated March 20, 2003 between the Registrant and Med-El GmbH.

21.2(8)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

23.3(10)	Consent of KPMG LLP, independent auditors.

24.1(10)	Power of Attorney.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-40339) and incorporated herein by reference.

**	Confidential treatment requested.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2)	Filed as exhibits to the Registrant’s report on Form 10-Q for the fiscal quarter ending March 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the quarter ending June 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2000 and incorporated herein by reference.

(7)	Month-to-month lease used for primary facility commencing on January 27, 2003.

(8)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

2