Form 10-Q
period 2003-03-31
SYMPHONIX DEVICES INC
filed 2003-05-15
CIK 930481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 000-23767

SYMPHONIX DEVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0376250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1735 N. First St., Suite 311

SAN JOSE, CALIFORNIA 95112

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

As of May 12, 2003, 35,886,442 shares of the Registrant’s Common Stock were outstanding.

SYMPHONIX DEVICES, INC.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,102	$1,966
Restricted cash	—	10
Accounts receivable, net	41	175
Inventories	661	676
Prepaid expenses and other current assets	99	222

Total current assets	1,903	3,049
Property and equipment, net	525	603

Total assets	$2,428	$3,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169	$218
Accrued compensation	58	291
Other accrued liabilities	984	971

Total current liabilities	1,211	1,480
Deferred revenue	264	357

Total liabilities	1,475	1,837

Stockholders’ equity:
Common stock	36	36
Notes receivable from stockholders	(320)	(320)
Additional paid-in capital	92,053	92,053
Accumulated other comprehensive income	28	65
Accumulated deficit	(90,844)	(90,019)

Total stockholders’ equity	953	1,815

Total liabilities and stockholders’ equity	$2,428	$3,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenue	$119	$480

Costs and expenses:
Cost of goods sold	99	636
Research and development	81	876
Selling, general and administrative	787	1,323

Total costs and expenses	967	2,835

Operating loss	(848)	(2,355)
Interest and other income	23	266
Interest expense	—	(22)

Net loss	$(825)	$(2,111)

Basic and diluted net loss per common share	$(0.02)	$(0.06)

Shares used in computing basic and diluted net loss per common share	35,872	35,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Net loss	$(825)	$(2,111)
Change in unrealized gain on short-term investments	—	(130)
Translation adjustments	(37)	(9)

Comprehensive loss	$(862)	$(2,250)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(825)	$(2,111)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78	166
Amortization of premium on short-term investments	—	32
Gain on sale of short-term investments	—	(40)
Changes in operating assets and liabilities:
Accounts receivable	134	109
Inventories	15	(36)
Prepaid expenses and other current assets	123	(188)
Accounts payable	(49)	(100)
Accrued compensation	(233)	(482)
Deferred revenue	(93)	(87)
Other accrued liabilities	13	(245)

Net cash used in operating activities	(837)	(2,982)

Cash flows from investing activities
Sales and maturities of short-term and long-term investments	—	3,125
Purchases of property and equipment	—	(11)
Change in restricted cash	10	(926)

Net cash provided by investing activities	10	2,188

Cash flows from financing activities
Payments on bank borrowings	—	(125)
Proceeds (issuance costs) from issuance of common stock, net	—	(39)

Net cash used in financing activities	—	(164)

Net decrease in cash and cash equivalents	(827)	(958)

Effect of exchange rates on cash and cash equivalents	(37)	(9)
Cash and cash equivalents, beginning of period	1,966	1,343

Cash and cash equivalents, end of period	$1,102	$376

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of March 31, 2003 of Symphonix Devices, Inc. (the “Company” or “Symphonix”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003, or any future interim period.

These financial statements and notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 and footnotes thereto, included in the Company’s Annual Report on Form 10-K.

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

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continued existence of Symphonix. Symphonix’s recurring losses from operations raise substantial doubt regarding Symphonix’s ability to continue as a going concern for a reasonable period of time. Symphonix’s shareholders have not as of yet voted on the plan of dissolution and liquidation, which is required under Delaware law, and the accompanying financial statements do not include any adjustments that might result from this uncertainty.

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

	Three months ended March 31,
	2003	2002
Numerator – Basic and Diluted
Net loss	$(825)	$(2,111)

Denominator – Basic and Diluted
Weighted average common shares outstanding	35,887	35,635
Weighted average unvested common shares subject to repurchase	(15)	(40)

Total	35,872	35,595

Basic and diluted net loss per common share	$(0.02)	$(0.06)

Antidilutive Securities:
Options to purchase common stock	2,838	4,951
Common stock subject to repurchase	10	35
Warrants	7	7

	2,855	4,993

3. Accounting for Stock-Based Compensation:

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123.”

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(in thousands, except per share amounts)	Quarter Ended March 31,
	2003	2002
Net loss, as reported	$(825)	$(2,111)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(175)	(310)

Pro forma net loss	$(1,000)	$(2,421)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.06)

Pro forma	$(0.03)	$(0.07)

The above pro forma disclosures are not likely to be representative of the effects on net loss and basic and diluted net loss per share in future years, because options vest over several years and additional grants could be made each year.

SYMPHONIX DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Inventories:

Inventories comprise (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$289	$282
Work in progress	117	197
Finished goods	255	197

	$661	$676

5. Product Warranty:

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual for the quarter ended March 31, 2003:

(in thousands)	Quarter Ended March 31, 2003
Warranty accrual, beginning of period	$85
Charged to costs and expenses	—
Actual warranty expenditures	(1)

Warranty accrual, end of period	$84

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that Symphonix “believes”, “anticipates” or “plans to......” as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under “Factors That May Affect Future Results.”

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

On November 13, 2002, our Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by our stockholders at a special meeting to be held at a future date set by our Board of Directors. In connection with the proposed liquidation, we have terminated the majority of our employees. We have retained only a limited number of personnel necessary to facilitate the liquidation process.

On March 20, 2003, the Company entered into an asset purchase agreement with MED-EL GmbH whereby MED-EL has agreed to purchase our remaining inventory, property and equipment and intellectual property and assume our product warranty for up to $2.5 million. Of this amount, $500,000 will be held in escrow and will be released to Symphonix only when Med-El is able to successfully manufacture the Vibrant Soundbridge. The closing of the asset purchase transaction is contingent upon the representations and warranties of Symphonix remaining true as of the closing and certain other closing conditions. Symphonix is holding a special meeting of its stockholders on June 19, 2003 to seek approval for (1) the proposed plan of complete dissolution and liquidation and (2) the proposed sale of its assets to Med-El.

On March 28, 2003 our common stock was delisted from the NASDAQ Small Cap Market and commenced trading on the Over-the-Counter Bulletin Board.

As of March 31, 2003 Symphonix had three employees. In connection with our announced intention to dissolve, we have retained these key employees for the purpose of continuing the dissolution process, including the proposed sale of assets and conducting the special meeting of the shareholders, and other key milestones such as filing our tax returns for the year ended December 31, 2002.

Results of Operations

Revenue.    Revenue was $119,000 in the three months ended March 31, 2003 compared to $480,000 in the three months ended March 31, 2002. Revenue for the period ended March 31, 2003 was comprised primarily of the amortization of deferred revenue from the Marketing and Distribution Agreement with Siemens. Revenue for the period ended March 31, 2002 was the result of selling activities to our distributor in Europe and direct sales in the United States. Revenue in the three months ended March 31, 2003 and 2002 included $94,000 and $94,000, respectively, representing the amortization of the difference between the purchase price and fair value of the Company’s common stock purchased by Siemens in connection with the Marketing and Distribution Agreement. If Symphonix continues as a going concern, the remaining deferred revenue will be amortized over the life of the agreement. If the asset purchase transaction with MED-EL is consummated, the remaining deferred revenue will be recognized as revenue in the period in which the transaction is consummated. This treatment is due to the fact that the Marketing and Distribution Agreement between the Company and Siemens would be terminated with no consideration due to either party, contingent upon the closing of the transaction. Revenue decreased in the three months ended March 31, 2003 due to minimal selling activity in the three months ended March 31, 2003 pursuant to the proposed plan of dissolution and liquidation of the Company.

Cost of Goods Sold.    Cost of goods sold decreased to $99,000 for the three months ended March 31, 2003 from $636,000 for the three months ended March 31, 2002. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and accrued warranty. Cost of goods sold decreased in the three months ended March 31, 2003 as a result of minimal selling activity in the three months ended March 31, 2003 pursuant to our proposed plan of dissolution and liquidation. For the three month period ended March 31, 2003 we had a minimal amount of manufacturing activity to complete work-in-process audio processors to support future warranty requirements. The completed audio processors are reflected in the finished goods inventory balance at March 31, 2003.

Research and Development Expenses.    Research and development expenses decreased to $81,000 in the three months ended March 31, 2003 compared to $876,000 in the three months ended March 31, 2002. The decreases in research and development spending is due to the proposed plan of dissolution and liquidation. This action resulted in the termination of all but two research and development employees and related projects during the three months ended March 31, 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $787,000 in the three months ended March 31, 2003 compared to $1,323,000 in the three months ended March 31, 2002. Decreases in selling, general and administrative spending are due to expense reductions implemented in conjunction with our proposed plan of dissolution and liquidation. Selling, general and administrative expenses consist primarily of personnel costs, legal, accounting and consulting costs.

Interest Income (Expense).    Interest income, net of expense, decreased to $23,000 in the three months ended March 31, 2003 from $244,000 in the three months ended March 31, 2002. The decrease in net interest income for the three months ended March 31, 2003 was due to the decrease in our cash balances as well as a decrease in interest rates. Interest earned in the future will depend on our cash balance and prevailing interest rates.

Income Taxes.    To date, Symphonix has not incurred any U.S. income tax obligations. At December 31, 2002, the Company had net operating loss carryforwards of approximately $84.5 million for federal and $42.7 million for state income tax purposes, which will expire at various dates through 2022 and 2013, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. Federal and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of our outstanding common stock occur. Such events could limit the future of our net operating loss carryforwards.

Liquidity and Capital Resources

Since inception, Symphonix has primarily funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling approximately $62.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million. At March 31, 2003, the Company had $0.7 million in working capital, and its primary source of liquidity was $1.1 million in cash and cash equivalents.

Symphonix used $0.8 million in cash for operations in the three months ended March 31, 2003 compared to $3.0 million in the three months ended March 31, 2002 primarily in funding its operating losses. This reduction is due to expense reductions implemented by Symphonix in connection with our proposed plan of dissolution and liquidation.

Capital expenditures, primarily related to our research and development and manufacturing activities, were zero and $11,000 in the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, Symphonix did not have any material commitments for capital expenditures.

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

Factors That May Affect Future Results

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to the plan of dissolution. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The actual nature and amount of all distributions will depend in part upon our ability to convert our remaining non-cash assets into cash. We plan to sell substantially all of our remaining assets to Med-El for at least $2.0 million, but even if the asset sale is completed we cannot be certain of the final amount of our liabilities. And if we do not complete the asset sale to Med-El we may not be successful in selling our non-cash assets, in which case we may not generate meaningful cash, if any, to return to our shareholders.

OUR STOCKHOLDERS COULD VOTE AGAINST THE PLAN.

Our stockholders could vote against the plan of dissolution. If we do not obtain stockholder ratification and approval of the plan of dissolution, we would have to continue our business operations from a difficult position, in light of our announced intent to liquidate and dissolve. Among other things, a substantial majority of our employees have been terminated, and customer relationships will have been severely strained. On November 14, 2002, we terminated all of our employees with the exception of our Chief Executive Officer, our Chief Financial Officer, our Chief Technical Officer, our Vice President of Clinical Affairs and our Controller. As of March 31, 2003, only our Chief Executive Officer, our Chief Financial Officer and our Controller remained. Prospective employees, customers and other third parties may refuse to form relationships or conduct business with us if they have no confidence in our future.

THE PROCEEDS FROM ANY SALES OF OUR NON-CASH ASSETS MAY BE LESS THAN ANTICIPATED IF WE DO NOT COMPLETE OUR ASSET SALE TO MED-EL.

If our stockholders do not approve the sale of substantially all of our remaining assets to Med-El, but they do approve the plan of liquidation, then, sales of our non-cash assets will be made on terms approved by our Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell our various non-cash assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals and public market perceptions. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation. Furthermore, many of our non-cash assets, particularly our intellectual property, will decline in value over time, and we may not be able to consummate the sale of these assets in time to generate meaningful value which could be returned to our stockholders.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

We have current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with business agreements with customers, including certain product warranties, and other third parties. As part of the wind down process, we will attempt to settle our obligations with our creditors. Med-El has agreed as part of our asset sale to assume our liabilities under our product warranties and assume some of our contracts. In addition, Siemens has agreed to terminate our Marketing and Distribution Agreement if we complete our asset sale to Med-El pursuant to our Asset Purchase Agreement with Med-El. We may not, however, succeed in doing so.

If we cannot reach an agreement with a creditor concerning an obligation, including Siemens, that creditor may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distribution to stockholders.

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

If we fail to retain these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all. For this reason and others discussed below, we are providing retention incentives to our remaining employees with the exception of Kirk B. Davis, our Chief Executive Officer, who has a severance agreement.

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ MARKET

Our common stock was delisted from the Nasdaq Market on March 28, 2003. The decision by the Nasdaq Listing Qualifications Panel to delist our common stock was based on our failure to meet the Nasdaq’s minimum $1 bid price per share requirement. Our common stock is now traded on the Over-the-Counter Bulletin Board. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. As a result our common stock being listed on the OTCBB, your ability to resell your shares of our common stock could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. The Company had no holdings of derivative financial or commodity instruments at March 31, 2003. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value of the Company’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the Company’s investment portfolio. Much of the Company’s revenue and all of its capital spending is transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily certain European currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable resulting from these transactions may contribute to fluctuations in our operating results and cash flows. However, these transactions in other currencies were not material relative to transactions in U.S. dollars. At March 31, 2003, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company’s financial position, results of operations or cash flows.

Item 4. Disclosure Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

b)	Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    None

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

Exhibit	Description

2.1(1)	Asset Purchase Agreement

10.1(2)	Termination Agreement

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2003 and incorporated by reference.

(2)	Filed as an Exhibit to the Registrant’s Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(b) Reports on Form 8-K.

On March 21, 2003 Symphonix filed a current report on Form 8-K announcing that it had entered into a definitive agreement with MED-EL, GmbH, a leading company in the field of cochlear implants with headquarters in Innsbruck, Austria, under which MED-EL has agreed to purchase certain assets and assume certain liabilities of Symphonix.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	SYMPHONIX DEVICES, INC.

/s/ Kirk B. Davis Kirk B. Davis President and Chief Executive Officer

/s/ Terence J. Griffin Terence J. Griffin Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

RULES 13a-14, 13a-15, 15d-14 and 15d-15,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kirk B. Davis, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Symphonix Devices, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ Kirk B. Davis
Name: Kirk B. Davis Title: President and Chief Executive Officer

I, Terence J. Griffin, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Symphonix Devices, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ Terence J. Griffin
Name: Terence J. Griffin Title: Vice President Finance and Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit Title

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.