Form 10-Q
period 2003-06-30
SYMPHONIX DEVICES INC
filed 2003-08-15
CIK 930481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☒.

As of June 30, 2003; 35,887,000 shares of the Registrant’s Common Stock were outstanding.

SYMPHONIX DEVICES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Net Assets in Liquidation at June 30, 2003	1

	Consolidated Balance Sheet at December 31, 2002	2

	Consolidated Statement of Changes in Net Assets in Liquidation for the period from June 19, 2003 to June 30, 2003	3

	Consolidated Statements of Operations for the periods from April 1, 2003 to June 18, 2003 and January 1, 2003 to June 18, 2003 and for the three and six months ended June 30, 2002	4

	Consolidated Statements of Cash Flows for the period from January 1, 2003 to June 18, 2003 and for the six months ended June 30, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

June 30, 2003
Cash and cash equivalents	$2,061
Accounts receivable, net	20

Total assets	$2,081

Accounts payable	$71
Accrued compensation	455
Other accrued liabilities	625

Total liabilities	1,151

Net assets in liquidation	$930

Net assets per common share	$0.03

Shares used in computing net assets per common share	35,887

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

December 31, 2002
Current assets:
Cash and cash equivalents	$1,966
Restricted cash	10
Accounts receivable, net	175
Inventories	676
Prepaid expenses and other current assets	222

Total current assets	3,049

Property and equipment, net	603

Total assets	$3,652

Current liabilities:
Accounts payable	$218
Accrued compensation	291
Other accrued liabilities	971

Total current liabilities	1,480

Deferred revenue	357

Total liabilities	1,837

Stockholders’ equity:
Common stock	36
Notes receivable from stockholders	(320)
Additional paid-in capital	92,053
Accumulated other comprehensive income	65

Accumulated deficit	(90,019)

Total stockholders’ equity	1,815

Total liabilities and stockholders’ equity	$3,652

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

(unaudited)

For the period from June 19, 2003 to June 30, 2003
Net assets in liquidation at June 19, 2003	$87
Deferred revenue	584
Cost of goods sold	(25)
Selling, general and administrative expenses	(1,030)
Gain on assets held for sale	1,314

Net assets in liquidation at June 30, 2003	$930

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the period from April 1, 2003 to June 18, 2003	Three months ended June 30, 2002	For the period from January 1, 2003 to June 18, 2003	Six months ended June 30, 2002
Revenue	$63	$513	$182	$993

Costs and expenses:
Cost of goods sold	0	233	99	869
Research and development	0	502	81	1,378
Selling, general and administrative	1,007	1,649	1,794	2,972

Total costs and expenses	1,007	2,384	1,974	5,219

Operating Loss	(944)	(1,871)	(1,792)	(4,226)

Interest and other income	5	121	28	387
Interest expense	—	(12)	—	(34)

Net loss	$(939)	$(1,762)	$(1,764)	$(3,873)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.11)

Shares used in computing basic and diluted net loss per common share	35,878	35,730	35,875	35,663

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	For the period from January 1, 2003 to June 18, 2003	Six months ended June 30, 2002
Cash flows from operating activities:
Net loss	$(1,764)	$(3,873)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	152	328
Amortization of premium on short-term investments	—	46
Gain on sale of short-term investments	—	(48)
Notes receivable from stockholders	72
Changes in operating assets and liabilities:
Accounts receivable	130	55
Inventories	21	(138)
Prepaid expenses and other current assets	222	(14)
Accounts payable	(147)	75
Accrued compensation	(256)	(532)
Deferred revenue	(150)	(183)
Other accrued liabilities	(123)	(922)

Net cash used in operating activities	(1,843)	(5,206)

Cash flows from investing activities
Sales and maturities of short-term and long-term investments	—	6,542
Purchases of property and equipment	—	(17)
Change in restricted cash	10	(760)

Net cash provided by investing activities	10	5,765

Cash flows from financing activities
Payments on bank borrowings	—	(250)
Proceeds from issuance of common stock, net	—	2

Net cash used in financing activities	—	(248)

Net increase (decrease) in cash and cash equivalents	(1,833)	311

Effect of exchange rates on cash and cash equivalents	(37)	(18)
Cash and cash equivalents, beginning of period	1,966	1,343

Cash and cash equivalents, end of period	$96	$1,636

The accompanying notes are an integral part of these consolidated financial statements.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements as of June 30, 2003 of Symphonix Devices, Inc. (the “Company” or “Symphonix”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the liquidation basis of accounting and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.

These financial statements and notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 and footnotes thereto, included in the Company’s Annual Report on Form 10-K.

On June 19, 2003, the Company’s shareholders approved (1) a plan of complete liquidation and dissolution of the Company and (2) the sale of the majority of the assets of the Company to Med-El. The Company is proceeding to wind up its affairs and dissolve. Accordingly, all activities of the Company as of June 19, 2003 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if the amount can be reasonably estimated.

On June 24, 2003, five of the six members of the Company’s Board of Directors resigned.

On June 26, 2003, the Company sold substantially all of its remaining assets to Med-El for an amount not to exceed $2.5 million of which the Company has received $2.0 million as of June 30, 2003. There is a contingent payment of $.5 million due from Med-El upon Med-El producing its first Vibrant Soundbridge product.

On June 26, 2003, the Company’s “Marketing and Distribution Agreement” with Siemens was terminated with no consideration due either party.

On July 11, 2003, the Company entered into an agreement with Wilmington Trust to manage the ongoing affairs of the Company. In conjunction with the agreement with Wilmington Trust, the remaining member of the Board of Directors, Mr. Davis, resigned his position on the Board.

The Company ceased trading of its common stock on July 2, 2003.

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

While the Company has net assets available for distribution at June 30, 2003 after accruing for wind up costs, the amount ultimately collected on a contingent receivable from Med-El and the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate funds available for distribution to the Company’s shareholders. At this time, the Company estimates the distribution to shareholders to be in the range of 3.5 to 4.5 cents per share. The timing of any distributions is unknown at this time.

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

	For the period from April 1, 2003 to June 18, 2003	Three months ended June 30, 2002	For the period from January 1, 2003 to June 18, 2003	Six months ended June 30, 2002
Numerator – Basic and Diluted
Net loss	$(939)	$(1,762)	$(1,764)	$(3,873)

Denominator – Basic and Diluted
Weighted average common shares outstanding	35,887	35,763	35,887	35,669
Weighted average unvested common shares subject to repurchase	(9)	(33)	(12)	(36)

Total	35,878	35,730	35,875	35,663

Basic and diluted net loss per common share	$(0.03)	$(0.05)	$(0.05)	$(0.11)

Antidilutive Securities:
Options to purchase common stock	2,066	5,454	2,066	5,454
Common stock subject to repurchase	5	29	5	29
Warrants	7	7	7	7

	2,078	5,490	2,078	5,490

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Accounting for Stock-Based Compensation:

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), ”Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. The Company accounts for stock-based employee compensation using the intrinsic value method under APB 25 and related interpretations and complies with the disclosure provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the period April 1, 2003 to June 18, 2003	Three months ended June 30, 2002	For the period January 1, 2003 to June 18, 2003	Six months ended June 30, 2002
	(Dollars in thousands, except per share amounts)
Net loss, as reported	$(939)	$(1,762)	$(1,764)	$(3,873)
Add: Stock-based employee compensation expense included in reported net earnings	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value based method	(173)	(321)	(349)	(631)

Pro forma net loss	$(1,112)	$(2,083)	($2,113)	($4,504)

Basic and diluted net loss per common share:

As reported	$(0.03)	$(0.05)	($0.05)	($0.11)

Pro forma	$(0.03)	$(0.06)	($0.06)	($0.13)

SYMPHONIX DEVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Inventories:

As part of the transaction with Med-El in which Med-El purchased substantially all of the Company’s assets including inventory, the Company had no inventories as of June 30, 2003.

Inventories comprise (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$—	$282
Work in progress	—	197
Finished goods	—	197

	$—	$676

5. Product Warranty:

As part of the transaction with Med-El in which Med-El purchased substantially all of the Company’s assets and certain of its liabilities, including all its warranty obligations, the Company had no warranty obligation as of June 30, 2003.

(Dollars in thousands)
Warranty accrual, December 31, 2002	$85
Charged to costs and expenses	—
Actual warranty expenditures	(1)
Warranty obligation purchased by Med-El	(84)

Warranty accrual, June 30, 2003	$—

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

On June 19, 2003, the Symphonix’s shareholders approved (1) a plan of complete liquidation and dissolution of the Company and (2) the sale of substantially all of the remaining assets of Symphonix to Med-El. Symphonix is continuing to wind up its affairs.

On June 24, 2003, five of the six members of our Board of Directors resigned.

On June 26, 2003, we sold substantially all of our remaining assets to Med-El for an amount not to exceed $2.5 million. We received $2.0 million upon the closing of the transaction. There is a contingent payment of $.5 million due to us from Med-El if and when Med-El produces its first Vibrant Soundbridge product.

On June 26, 2003, our “Marketing and Distribution Agreement” with Siemens was terminated with no consideration due either party.

On July 11, 2003, we entered into an agreement with Wilmington Trust to manage our liquidation. In conjunction with the agreement with Wilmington Trust, the remaining member of the Board of Directors, Mr. Davis, resigned his position on the Board.

Trading of our common stock ceased on July 2, 2003.

With the sale of our non-cash assets to Med-El, we believe we have substantially realized the value of our non-cash assets and will have no further asset sales. We believe we will incur costs to complete our dissolution including costs for professional fees, consulting fees, trustee fees and costs associated with any distributions made to stockholders.

While Symphonix has net assets available for distributions at June 30, 2003 after accruing for wind up costs, the amount ultimately collected on a contingent receivable from Med-El as well as an outstanding shareholder note and the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to Symphonix’s shareholders. At this time, Symphonix estimates the distribution to shareholders to be in the range of 3.5 to 4.5 cents per share. The timing of any distributions is unknown at this time.

As of June 30, 2003, Symphonix had three employees. On July 11, 2003, Symphonix entered into an agreement with Wilmington Trust to manage our liquidation.

Results of Operations

Revenue. Revenue for the period from April 1, 2003 to June 18, 2003 was $63,000. Revenue for the period from January 1, 2003 to June 18, 2003 was $182,000. Revenue for the three months ended June 30, 2002 was $513,000 and revenue for the six months ended June 30, 2002 was $993,000. Revenue for the periods from April 1, 2003 to June 18, 2003 and January 1, 2003 to June 18, 2003 was comprised primarily of the amortization of deferred revenue from the Marketing and Distribution Agreement with Siemens. Revenue for the three and six month periods ended June 30, 2002 were the result of selling activities to our distributor in Europe, direct sales in the United States and the amortization of deferred revenue from the Marketing and Distribution Agreement with Siemens.

Cost of Goods Sold. Cost of goods sold for the period from April 1, 2003 to June 18, 2003 was zero and for the period from January 1, 2003 to June 18, 2003 was $99,000. For the three and six month periods ended June 30, 2002, cost of goods sold was $233,000 and $869,000, respectively. Cost of goods sold represents the direct cost of the products sold as well as manufacturing variances and accrued warranty. Cost of goods sold of zero for the period from April 1, 2003 to June 18, 2003 and $99,000 for the period from January 1, 2003 to June 18, 2003 resulted from minimal selling activity in the periods pursuant to our intended dissolution and liquidation.

Research and Development Expenses. Research and development expenses for the period from April 1, 2003 to June 18, 2003 were zero and for the period from January 1, 2003 to June 18, 2003 were $81,000. From January 1, 2003 to June 18, 2003, with the exception of some headcount related expenses early in the year, we ceased all spending on research and development in connection with our intended dissolution and liquidation. For the three and six month periods ended June 30, 2002, research and development expenses were $502,000 and $1,378,000 respectively. Research and development expenses for the first half of 2002 consisted of headcount and project related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period from April 1, 2003 to June 18, 2003 were $1.0 million and for the period from January 1, 2003 to June 18, 2003 were $1.8 million. From January 1, 2003 to June 18, 2003, selling, general and administrative expenses consisted primarily of costs associated with our intended dissolution and liquidation and sale of assets to Med-El. The costs included personnel, severance, directors and officers insurance, facilities, legal, accounting and other professional fees and costs associated with the proxy solicitation for the June 19, 2003 Special Meeting of the Shareholders. For the three and six month periods ended June 30, 2002, selling, general and administrative expenses were $1.6 million and $3.0 million, respectively. For the first half of 2002, selling, general and administrative expenses consisted primarily of costs for headcount and marketing activities in support of Symphonix’s selling efforts as well as ongoing administrative expenses.

Interest Income (Expense). Interest income, net of expense, for the period from April 1, 2003 to June 18, 2003 was $5,000 and for the period from January 1, 2003 to June 18, 2003 was $28,000. For the three and six month periods ended June 30, 2002, interest income, net of expense was $109,000 and $353,000, respectively.

Income Taxes. To date, Symphonix has not incurred any U.S. income tax obligations. At December 31, 2002, the Symphonix had net operating loss carryforwards of approximately $84.5 million for federal and $42.7 million for state income tax purposes, which will expire at various dates through 2022 and 2013, respectively, if not utilized. The principal differences between losses for financial and tax reporting purposes are the result of the capitalization of research and development and start-up expenses for tax purposes. Federal and state tax laws contain provisions that may limit the net operating loss carryforwards that can be used in any given year, should certain changes in the beneficial ownership of our outstanding common stock occur. Since Symphonix is liquidating, we believe there is unlikely to be any future value for its net operating loss carryforwards.

Liquidity and Capital Resources

Since inception, Symphonix has primarily funded its operations and its capital investments from proceeds from its initial public offering completed in February 1998 totaling $28.4 million, from the private sale of equity securities totaling approximately $62.5 million, from an equipment lease financing totaling $1.3 million and from bank borrowings totaling $2.0 million. At June 30, 2003, Symphonix had $0.9 million of net assets in liquidation, and its primary source of liquidity was $2.1 million in cash and cash equivalents.

Symphonix used $1.8 million in cash for discontinued operations in the period from January 1, 2003 to June 18, 2003. For the six months ended June 30, 2002, Symphonix used $5.2 million in cash primarily in funding its operating losses from discontinued operations.

Capital expenditures were zero for the period from January 1, 2003 to June 18, 2003 and were $17,000 for the six months ended June 30, 2002. Symphonix sold short term and long-term investments of $6.5 million in the first half of 2002 primarily to fund its operating losses. In the first half of 2002, Symphonix had a cash use of $760,000 to fund its restricted cash.

Net Assets in Liquidation. On June 19, 2003, our shareholders approved (1) a plan of complete dissolution and liquidation and (2) the sale of substantially all of our remaining assets to Med-El. For the period June 19, 2003 to June 30, 2003, we sold $686,000 worth of assets net of liabilities for $2.0 million for a net gain on sale of assets of $1.3 million. Also during this period, we recognized $584,000 of deferred revenue upon the cancellation of our Marketing and Distribution Agreement with Siemens. We had cash use of $25,000 for cost of goods sold and $1.0 million for operating expenses during the same period. Operating expenses include costs for personnel, professional fees, trustee fees, D & O liability insurance and severance payments. Our net assets in liquidation increased from $87,000 to $930,000 during the period.

In connection with our liquidation, we expect to incur liquidation expenses and settlement of existing and potential obligations. Liquidation expenses may include, among others, employee severance and related costs, legal, accounting, trustee and other professional fees.

Factors That May Affect Future Results

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. While we have estimated a distribution to stockholders to be in the range of 3.5 to 4.5 cents per share, we cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to the plan of dissolution. Uncertainties as to the collection of the contingent receivable from Med-El and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. Although we have sold substantially all of our remaining assets to Med-El for at least $2.0 million, we cannot be certain of the final amount of our liabilities.

WE WILL CONTINUE TO INCUR CLAIMS, LIABILITIES AND EXPENSES WHICH WILL REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS.

Claims, liabilities and expenses from operations (trustee fees, severance payments, legal, accounting and consulting fees) will continue to be incurred as we wind down our operations. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash and amounts received on a contingent receivable are not adequate to provide for our known and unknown obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

The trustee managing our liquidation has not established a firm timetable for distributions to our stockholders, and we are currently unable to predict the precise timing of any distribution, if any, pursuant to our wind down. The timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of collecting a contingent receivable and claim settlements with known and unknown creditors. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses.

IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, OUR STOCKHOLDERS COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF EACH SUCH STOCKHOLDER’S PRO RATA SHARE OF AMOUNTS OWED TO THE CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

Pursuant to the Delaware General Corporation Law, we will continue to exist for three years or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

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

OUR STOCK TRANSFER BOOKS HAVE CLOSED AND IT IS NOT POSSIBLE FOR STOCKHOLDERS TO PUBLICLY TRADE OUR STOCK.

We have de-registered our common stock thus, our common stock cannot be traded on any market or exchange. The proportionate interests of all of our stockholders is fixed on the basis of their respective stock holdings at the close of business on July 15, 2003, and any distributions made by us shall be made solely to the stockholders of record at the close of business July 15, 2003, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Symphonix considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. Symphonix had no holdings of derivative financial or commodity instruments at June 30, 2003. Symphonix is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The fair value Symphonix’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of Symphonix’s investment portfolio. Much of Symphonix’s revenue and all of its capital spending was transacted in U.S. dollars. However, Symphonix did enter into transactions in other currencies, primarily certain European currencies. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable resulting from these transactions may contribute to fluctuations in our cash flows. However, these transactions in other currencies were not material relative to transactions in U.S. dollars. At June 30, 2003, Symphonix performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially adversely affect the Company’s cash flows.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

b)	Changes in Internal Controls over Financial Reporting. There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

On June 19, 2003, the Company’s shareholders approved (1) a plan of complete liquidation and dissolution of the Company and (2) the sale of the majority of the assets of the Company to Med-El. On July 11, 2003, the Company entered into an agreement with Wilmington Trust to manage the liquidation of the Company. The Company ceased trading of its common stock on July 15, 2003. Shares of the Company’s common stock held at the close of business on July 2, 2003 represent an interest in the proceeds to be distributed pursuant to the plan of complete liquidation and dissolution of the Company.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the special meeting of shareholders held on June 19, 2003, Symphonix’s shareholders voted to approve each of the following proposals:

(1)	to ratify and approve the complete plan of dissolution and liquidation of Symphonix Devices, Inc.

Votes Cast in Favor	Votes Cast Against or Withheld	Abstention or Non-Votes
18,243,027	590,922	89,725

(2)	to ratify and approve the proposed sale of substantially all of the remaining assets of Symphonix to Med-El GmbH

Votes Cast in Favor	Votes Cast Against or Withheld	Abstention or Non-Votes
18,369,907	462,222	91,545

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

2.1(1)	Asset Purchase Agreement

10.1	Termination Agreement

31.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2003 and June 25, 2003 respectively and incorporated by reference.

(b)	Reports on Form 8-K

On May 31, 2003, Symphonix filed a current report on Form 8-K announcing that it had amended its Asset Purchase Agreement with Med-El GmbH and Vibrant Med-El. The amendment extended to July 31, 2003 the date on which the parties must close the transaction before either party may terminate the Asset Purchase Agreement.

On June 25, 2003 Symphonix filed a current report on Form 8-K announcing that it had closed the sale of substantially all its remaining assets to a wholly-owned subsidiary of Med-El GmbH. Pursuant to the terms of an amended asset purchase agreement among the parties, Symphonix received $2.0 million in exchange for certain of its assets including inventory, property and equipment and intellectual property and the assumption of all patient-related liabilities, including the warranty of all Vibrant Soundbridges currently in use. Symphonix will receive an additional $0.5 million if and when Med-El is able to manufacture the Vibrant Soundbridge in accordance with specifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	SYMPHONIX DEVICES, INC.

/s/ Kirk B. Davis
Kirk B. Davis
President and Chief Executive Officer

/s/ Terence J. Griffin
Terence J. Griffin
Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Asset Purchase Agreement

10.1	Termination Agreement

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an Exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2003 and June 25, 2003 respectively and incorporated by reference.